Form 10KSB/A
period 1995-12-31
KURZWEIL APPLIED INTELLIGENCE INC /DE/
filed 1996-05-29
CIK 769191

FORM 10-KSB/A


                                (Amendment No. 1)

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                              OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from  _______________   to ___________________

Commission file number:    0-20256


                       KURZWEIL APPLIED INTELLIGENCE, INC.
             (Exact name of registrant as specified in its charter)





           Delaware                                04-2815079
State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization                 Identification No.)


      411 Waverley Oaks Road                          02154
      Waltham, Massachusetts                        (Zip code)
(Address of principal executive offices)


Registrant's telephone number, including area code:  (617) 893-5151


           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                     Common Stock, $0.01 par value per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ...X...       No........

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At April 15, 1996 the aggregate market value of the voting stock held by non-affiliates of the registrant was $15,890,222.

At April 15, 1996, the registrant had 6,766,460 shares of its common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                             NONE

                                                              Page No. 1 of 10

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant

The Bylaws of the Company provide that the number of directors shall be determined from time to time by the stockholders or the Board of Directors, but that there shall be no less than three directors. There are currently six directors. The following table lists the names and ages of the directors and the year in which each was first elected a director of the Company:

               Name                       Age     Director Since

               Thomas E. Brew, Jr.         53          1994
               Steven F. Kaplan            40          1995
               Raymond C. Kurzweil         48          1982
               William R. Lonergan         71          1984
               David R. A. Steadman        58          1995
               James W. Storey             62          1995


Principal Occupation and Business History of Directors

Mr. Brew. Mr. Brew served as Acting Co-Chief Executive Officer and President of the Company from May 1994 until November 1994 when he was elected President, Chief Executive Officer and a director. Prior to joining the Company, Mr. Brew was Executive Vice President of Argus Management Corporation (of which he was a founder) a firm that provides interim management services in crisis situations, since 1988.

Mr. Kaplan. Mr Kaplan is an independent financial and strategy consultant, assisting companies, buyout firms and venture capital firms to identify, assess, structure and negotiate mergers, acquisitions, strategic investments and divestitures as well as helping firms develop and implement business plans and financial strategies. During 1994, Mr. Kaplan served as Chief Financial Officer of Marcam Corporation, a software company. From 1990 to 1992, Mr. Kaplan was Executive Vice President, Chief Financial Officer and Chief Strategic Officer of AM International, Inc., a graphics art equipment and supplies company. Prior to that, Mr. Kaplan was Senior Vice President, Chief Strategic Officer of AM International and President of Harris Graphics Web Group, a manufacturing division of AM International. Before joining AM International, Mr. Kaplan was a Vice President and partner of the Boston Consulting Group.

Mr. Kurzweil. Mr. Kurzweil is a founder of the Company and has been Chief Technology Officer since its inception in 1982. From 1982 until 1995 he was also Chairman of the Board of Directors. He served as Chief Executive Officer from 1982 to 1991 and as Co-Chief Executive Officer from 1991 to November 1994. Mr. Kurzweil serves as a director of Wang Laboratories, Inc., as Chairman of its Strategy and Technology Committee.

Mr. Lonergan. Mr. Lonergan has served as a director of the Company since May 1984. He was a general partner of Oxford Partners a venture capital partnership, from 1983 to 1995. Prior to that he was with Xerox Corporation for eight years, most recently as Vice President Business Development. Mr. Lonergan serves as a director of Zitel Corporation, a memory systems company, Dataware Technologies, Inc. a CD ROM software company and Medical Sterilization, Inc.

Mr. Steadman. Mr. Steadman has served as President of Atlantic Management Associates, Inc., a management services firm, since 1988. From 1990 to 1994 Mr. Steadman served as President and Chief Executive Officer of Integra - A Hotel and Restaurant Company. From 1987 to 1988 Mr. Steadman served as Chairman and Chief Executive Officer of GCA Corporation, a manufacturer of automated capital equipment used in the production of integrated circuits by semiconductor device manufacturers. Mr. Steadman was a Vice President of Raytheon Company, a defense electronics manufacturer, from 1980 to 1987, and served as President of Raytheon Ventures, a venture capital division of Raytheon from 1985 to 1987. Mr. Steadman is a director and Chairman of the Board of Aavid Thermal Technologies, Inc., which manufactures thermal management products for the semiconductor industry and produces computational fluid dynamic software; and is a director of Vitronics Corporation, a manufacturer of reflow soldering ovens for the electronics industry, and Wahlco Environmental Systems, Inc., a publicly traded environmental equipment and services company.

Mr. Storey. Mr. Storey has been a business consultant and investment manager since 1993. From 1987 to 1992, Mr. Storey was President of Wellingsley Corporation, a private investment company. Prior to that, from 1981 to 1986, Mr. Storey was President and Chief Executive Officer of Codex Corporation, a manufacturer of data communications equipment, and a Vice President of its parent company, Motorola, Inc. Mr. Storey is a director of Progress Software Corporation and Westerbeke Corporation, a manufacturer of marine engines and generator sets.

Section 16(a) Reports.

Based solely on its review of copies of reports filed by reporting persons of the Company pursuant to Section 16(a) of the Securities Exchange Act of 1934, or a written representation from certain reporting persons that no Form 5 filing was required for such person, the Company believes that all filings required to be made by reporting persons of the Company were timely made in accordance with the requirements of that Act.


Item 11.  Executive Compensation.

This item contains information about compensation, stock options grants and employment arrangements and other information concerning certain of the executive officers and the directors of the Company.


Summary Compensation Table

The following table sets forth the compensation the Company paid or accrued for services rendered in the Company's fiscal years ended January 31, 1996, 1995 and 1994 by the Chief Executive Officer and the four other most highly compensated executive officers of the Company whose compensation exceeded $100,000 in fiscal 1996 and who were serving at the end of the 1996 fiscal year.


                               Annual Compensation                            Long Term Compensation Awards
       ---------------------------------------------------------------------  -----------------------------
                                                                   Other
                                                                   Annual        Securities
                                                                   Compen-      Underlying      All Other
                                                 Salary    Bonus   sation(/1)     Options      Compensation
       Name and Principal Position        Year     ($)      ($)       ($)          (#)             ($)

       THOMAS E. BREW, JR.(/2)            1996   250,000  100,000      --                          --
       President & Chief                  1995    62,500   25,000      --          250,000         --
       Executive Officer

       THOMAS B. DOHERTY(/2)              1996   134,394     --        --           10,000(/5)     --
       Vice President,                    1995    32,500     --        --           50,000         --
       Chief Financial
       Officer & Treasurer

       MARK D. FLANAGAN
       Executive Vice                     1996   225,000     --        --           10,000(/5)     --
       President                          1995   160,833   38,333      --           20,000         --
                                          1994   113,045   34,999      --           30,000         --

       RAYMOND C. KURZWEIL(/3)
       Chief Technology                   1996   172,791     --        --             --           --
       Officer                            1995   180,999     --        --             --           --
                                          1994   187,678     --        --             --           --

       JOHN J. SCARCELLA(/4)
       Vice President, Sales              1996   171,300     --        --           31,000         --

- ----------------------

1. Excludes perquisites and other personal benefits if the aggregate amount of such items of compensation is less than the lesser of either $50,000 or 10% of the total annual salary and bonus of the named executive officer.

2. Messrs. Brew and Doherty joined the Company in the fourth fiscal quarter of fiscal 1995.

3.  Mr. Kurzweil's is paid a salary reflecting employment on a 75% basis.

4. Mr. Scarcella became an executive officer of the Company in fiscal 1996. The options granted to him in fiscal 1996 were granted at a per share exercise price equal to the per share market value of the Common Stock on the date of grant. Of the option shares, 6,000 were granted at an exercise price of $5.125 and vest in 20 quarterly installments commencing July 31, 1995; and 25,000 were granted at an exercise price of $4.125, and vest in 16 quarterly installments commencing October 31, 1996.

5. These options were granted at a per share exercise price equal to the per share market value of the Common Stock on the date of grant ($5.125) and vest in 20 quarterly installments commencing July 31, 1995. The vesting of these options accelerates in the event of a consolidation or merger in which the Company is not the surviving entity or a sale of substantially all of the Company's assets.


  Option Grants in the Last Fiscal Year

  The following table sets forth certain information with respect to stock options granted to each of the Company's executive officers named in the Summary Compensation Table, above, during the fiscal year ended January 31, 1996:

                                                                              Potential
                                                                             Realizable
                                                                              Value at
                                                                           Assumed Annual
                                                                           Rates of Stock
                                                                               Price
                                                                             Appreciation
                                                                             for Option
                                   Individual Grants                          Term(/5)
                         ------------------------------------------------- ------------
                                        Percent of
                                      Total Options
                          Number of     Granted to
                         Securities    Employees in   Exercise
                         Underlying  Fiscal Year(/3)  Price(/4) Expiration   5%      10%
    Name                   Options          1996        ($)       Date       ($)     ($)
    Thomas E. Brew, Jr.     --               --          --         --        --       --
    Thomas B. Doherty    10,000(/1)        2.6%        5.125    04/18/05   32,230   81,679
    Mark D. Flanagan     10,000(/1)        2.6%        5.125    04/18/05   32,230   81,679
    Raymond F. Kurzweil     --              --          --         --        --       --
    John J. Scarcella     6,000(/1)        1.6%        5.125    04/18/05   19,338   49,007
    John J. Scarcella    25,000(/2)        6.6%        4.125    09/07/05   64,054   164,354

- -----------------

1. These options become exercisable in 20 quarterly installments commencing July 31, 1995.

2. This option becomes exercisable in 16 quarterly installments commencing October 31, 1996.

3. Based on an aggregate of 383,750 shares subject to options granted to employees of the Company in the year fiscal ended January 31, 1996.

4. The exercise price per share of each option was equal to the per share market value of the Common Stock on the date of grant.

5. The potential realizable value is calculated based on the term of the option (ten years) at its date of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. However, the optionee will not actually realize any benefit from the option unless the market value of the Company's stock price in fact increases over the option price.


Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth for each of the Company's executive officers named in the Summary Compensation Table, above, certain information regarding exercises of stock options during the fiscal year ended January 31, 1995 and stock options held at that date. The "Value of Unexercised In-the-Money Options at Fiscal Year End" is the difference between the market price of the Common Stock subject to the option on January 31, 1996 ($3.75 per share) and the option exercise (purchase) price.

                        Shares                    Number of Securities       Value of Unexercised
                        Acquired                 Underlying Unexercised    In-the-Money Options at
                           on        Value     Options at Fiscal Year End    Fiscal Year End ($)
Name                    Exercise     Realized  Exercisable  Unexercisable  Exercisable Unexercisable
Thomas E. Brew, Jr.        --          --          83,333         166,667       -0-        -0-
Thomas B. Doherty          --          --          21,885          38,115       -0-        -0-
Mark D. Flanagan           --          --          23,671          36,328       -0-        -0-
Raymond F. Kurzweil        --          --         179,839          21,428     340,353      -0-
John J. Scarcella          --          --           6,871          30,368       5,998      -0-

Report of the Compensation Committee on Executive Compensation

This report has been prepared by the Compensation Committee of the Board of Directors of the Company and addresses the Company's compensation policies with respect to the Chief Executive Officer and executive officers of the Company in general for the fiscal year ended January 31, 1996. Each member of the Committee is a non-employee director.

Compensation Policy

The overall intent of the Committee in respect of executive officers is to establish levels of compensation that provide appropriate incentives in order to command high levels of individual performance and thereby increase the value of the Company to its stockholders, and that are sufficiently competitive to retain and attract the skills required for the success and profitability of the Company. The principal components of executive compensation are salary, bonus and stock options. During fiscal 1996, the Company did not have a formal compensation or bonus Plan.


Chief Executive Officer's Compensation

The Chief Executive Officer's compensation for fiscal 1996 is based on a written employment agreement that was negotiated and entered into between him and the Company in November 1994. The agreement provides for (i) the payment of a salary of $250,000, $300,000 and $350,000 for the twelve-month periods ending November 1, 1995, 1996 and 1997; (ii) the payment of bonuses of $100,000 and $50,000 for the twelve-month periods ending November 1, 1995 and 1996; and (iii) the granting in 1994 of an option to purchase 250,000 shares of Common Stock and an additional option grant to offset the percentage dilutive effects of the shares expected to be issued in connection with the settlement of stockholder litigation pending against the Company. The salary in the agreement was determined to be appropriate by the members of the Committee based on the financial and legal difficulties that the Company has experienced, the expertise and responsibility that the position requires; the Chief Executive Officer's management experience in prior employments, particularly with respect to financially troubled companies, and the subjective judgement of the Committee members of a reasonable compensation level.

Other Executive Officers

Salary. During fiscal 1996, the salary of each executive officer other than the Chief Executive Officer was based in the case of long-term employees on the level of his prior salary, any increase in responsibilities, and the subjective judgement of the members of the Committee as to the value of the executive's past contribution and potential future contribution to the profitability of the business. In the case of Mr. Doherty, the Company's Chief Financial Officer, who joined the Company in November 1994, his salary was based on his prior financial and accounting experience, and in particular his experience with financially troubled companies, and on terms designed to induce him to join the Company as a full-time employee. In all cases, Committee members exercised their subjective judgement as to what constitutes a compensation level that is fair and calculated to retain the executive in the Company's employ.

Bonuses. No executive officer (other than the Chief Executive Officer) received a bonus in fiscal 1996.

Stock Options. The Committee believes that stock ownership by executive officers is important in aligning management's and stockholders' interests in the enhancement of stockholder value over the long term. The exercise price of stock options is equal to the market price of the Common Stock on the date of grant. The stock option grants made to the executive officers in fiscal 1996 were made based on the subjective judgement of the Committee members of the appropriate recognition for services to the Company during the 1996 fiscal year.

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code (enacted in 1993) generally disallows a tax deduction to public companies for compensation over $1 million paid to its chief executive officer and its four other most highly compensated executives. The Company's compensation payable to any one executive officer (including potential income from outstanding stock options) is currently and for the foreseeable future unlikely to reach that threshold. Qualifying, performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Committee currently intends to structure stock option grants to executive officers in a manner that complies with the performance-based requirements of the statute.

The Compensation Committee:    David R. A. Steadman

                               James W. Storey

Compensation Committee Interlocks and Insider Participation

Decisions concerning executive compensation are made by the Compensation Committee of the Board of Directors, which during fiscal 1996 consisted of Scott
M. Sperling and Messrs. Steadman and Storey, none of whom is or was an officer or employee of the Company or any of its subsidiaries. During fiscal 1996, no executive officer of the Company served as a director or member of a compensation committee of any entity with which any director of the Company had any relationship as a director or officer.

Directors' Compensation

Directors who are employees of the Company receive no compensation, as such, for services as members of the Board. Directors who are not employees of the Company receive $1,000 in the aggregate for Board and committee meetings they attend on a given day and are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

Non-employee directors of the Company also receive "formula" stock option grants under the Company's 1995 Non-Employee Director Stock Option Plan approved by stockholders on June 20, 1995. Each non-employee director serving at that date received a fully-vested option to purchase 10,000 shares of Common Stock (the "Initial Grants") and is automatically granted an additional option of 3,000 shares on each anniversary of that date so long as he is then serving as a non-employee director. Each non-employee director first elected to the Board after June 20, 1995 automatically receives an option to purchase 3,000 shares of Common Stock on the date of his or her election and, so long as he or she is then serving as a non-employee director, an additional option to purchase 3,000 shares of Common Stock on each anniversary of that date. All options under the Plan are granted at an exercise price per share equal to the market value of a share of Common Stock on the date of grant. Except for the Initial Grants, all options vest as to one-half the shares six months after the grant date, and as to an additional one-quarter of the shares at nine months and twelve months after the grant date.

The Performance Graph and the Report of the Compensation Committee on Executive Compensation in this report are not and shall not be deemed incorporated by reference into any filings of the Company with the Securities and Exchange Commission by implication or by any reference in any such filings to this report.

                                PERFORMANCE GRAPH

The following graph assumes an investment of $100 on August 17, 1993 (the date the Company's Common Stock was first registered under Section 12 of the Exchange
Act) and compares yearly changes thereafter (through January 31, 1996) in the market price of the Common Stock with (i) the Nasdaq Market Index for U.S. Companies (a broad market index) and (ii) the Nasdaq Computer and Data Processing Services Stocks, a published industry index.

The performance of the indices is shown on a total return (dividend reinvestment) basis; however, the Company paid no dividends during the period shown. The graph lines merely connect the beginning and end of the measuring periods and do not reflect fluctuations between those dates.



[TABULAR REPRESENTATION OF LINE CHART]

                                                17-Aug-93    31-Jan-94    31-Jan-95    31-Jan-96
Kurzweil Applied Intelligence, Inc.              $100.00      $130.00       $53.00       $38.00
Nasdaq Computer & Data Processing Services       $100.00      $110.00      $124.00      $196.00
Nasdaq Market Index                              $100.00      $109.00      $104.00      $146.00

Item 12.  Security Ownership of Certain Beneficial Holders and Management.

The following table sets forth certain information regarding beneficial ownership of the Common Stock at May 1, 1996 by (i) each person known by the Company to own beneficially 5% or more of the outstanding Common Stock; (ii) each of the directors of the Company; (iii) the executive officers named in the Summary Compensation Table, in Item 11, above; and (iv) all directors and executive officers as a group. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to the shares of Common Stock shown as beneficially owned by them.

                       Security Ownership of Certain Beneficial Holders

             Name and Address of             Number of Shares of        Percentage of
             Beneficial Owner                Common Stock                   Class
             Phemus Corporation               959,808(/1)                  13.9%
             600 Atlantic Avenue
             Boston, Massachusetts 02210

             Xerox Corporation                959,808(/2)                  13.9%
             800 Long Ridge Road
             Stamford, Connecticut 06904

             Scudder, Stevens & Clark, Inc.   383,150(/3)                  5.64%
             345 Park Avenue
             New York, New York

                        Security Ownership of Management

              Name and Address of             Number of Shares of             Percentage of Class
              Beneficial Owner *                 Common Stock
              Thomas E. Brew, Jr.                 126,000(/4)                        1.8%
              Thomas B. Doherty                    27,778(/5)                         **
              Mark D. Flanagan                     27,293(/6)                         **
              Steven F. Kaplan                     10,000(/10)
              Raymond C. Kurzweil                 188,886(/7)                        2.71%
              John J. Scarcella                     7,233(/8)                         **
              William R. Lonergan                  12,870(/9)                         **
              David R. A. Steadman                 10,000(/9)                         **
              James W. Storey                      16,000(/10)                        **
              All Directors and Executive
              Officers as a Group
              (11 Persons)                        369,957(/11)                       5.17%


* The address of each person is the address of the Company's offices in Waltham, Massachusetts.

**  Represents holdings of less than one percent.

1. Includes 102,617 shares issuable on the exercise of currently exercisable warrants to purchase Common Stock.

2. Excludes 168,222 shares owned by Fuji Xerox Co., Ltd. as to which Xerox disclaims beneficial ownership, and includes 136,021 shares issuable on the exercise of currently exercisable warrants to purchase Common Stock.

3. The information concerning this holder is based solely on information contained in a filing it has made with the Securities and Exchange Commission pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934. The filing indicates that Scudder, Stevens & Clark, Inc. is filing on behalf of itself and Scudder, Stevens & Clark of Canada Ltd. and Scudder, Stevens & Clark du Canada Ltee., all of which are registered investment advisers, and that it has sole voting power as to 94,350 of these shares, shared voting power as to 216,000 of these shares and sole dispositive power as to all of these shares.

4. Includes 125,000 shares subject to purchase under an option within 60 days of May 1, 1996 at $4.125 per share.

5. Includes 26,578 shares subject to purchase under options within 60 days of May 1, 1996 at prices of $4.125 and $5.125 per share.

6. Includes 27,293 shares subject to purchase under options within 60 days of May 1, 1996 at prices of $4.125 and $5.125 per share.

7. Includes 182,220 shares subject to purchase under options within 60 days of May 1, 1996 at prices ranging from $1.50 to $4.125 per share. Mr. Kurzweil disclaims beneficial ownership of the following shares included in this number: (i) 466 shares held in an irrevocable trust (of which Mr. Kurzweil is a trustee and has sole voting and investment power) for the benefit of Mr. Kurzweil's children, mother, sister and his sister's children; (ii) 1,066 shares held in an irrevocable trust for the benefit of Mr. Kurzweil's children; (iii) 2,133 shares held in a separate irrevocable trust for the benefit of Mr. Kurzweil's wife; (iv) 133 shares held in a separate irrevocable trust for the benefit of Mr. Kurzweil's sister; and (v) 1,066 shares held directly by Mr. Kurzweil's wife.

8. Includes 7,133 shares subject to purchase under options within 60 days of May 1, 1996 at prices ranging from $1.50 per share to $5.125 per share.

9.  These shares are currently exercisable under an option at $4.375 per share.

10. Includes 10,000 shares currently exercisable under an option at $4.375 per share.

11. Includes 361,091 shares under options subject to purchase within 60 days of May 1, 1996 at prices ranging from $1.50 per share to $5.125 per share.


Item 13.  Certain Relationships and Related Transactions.

Reference is made to "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" in Item 11, above.

                            ---------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             KURZWEIL APPLIED INTELLIGENCE, INC.



Date:  May 29, 1996          By: ---------------------------------------------
                                    Thomas E. Brew, Jr.
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                           Title                       Date
/s/ Thomas E. Brew, Jr.              Chairman of the Board of Directors   May 29, 1996
- ----------------------               President & Chief Executive Officer
Thomas E. Brew, Jr.

/s/ Thomas B. Doherty                Chief Financial Officer              May 29, 1996
- ----------------------               Vice President of Finance &
Thomas B. Doherty                    Treasurer (principal accounting
                                     and financial officer)

/s/ Raymond C. Kurzweil              Chief Technology Officer             May 29, 1996
- -----------------------              Director
Raymond C. Kurzweil

/s/ Steven F. Kaplan*                Director                             May 29, 1996
- ----------------------
Steven F. Kaplan

                                                                           May 29, 1996
/s/ William R. Lonergan*             Director
- -----------------------
William R. Lonergan

                                                                           May 29, 1996
/s/ David R. A. Steadman*            Director
- -------------------------
David R. A. Steadman

                                                                           May 29, 1996
/s/ James W. Storey*                 Director
- -------------------------
James W. Storey

*By: /s/ Thomas E. Brew, Jr.
     ------------------------
     Thomas E. Brew, Jr.
     Attorney-in-fact