Form 10KSB/A
period 1996-01-31
KURZWEIL APPLIED INTELLIGENCE INC /DE/
filed 1996-06-14
CIK 769191

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------
                                  Form 10-KSB/A

                                (Amendment No. 2)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1996

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from   to

                                     0-20256
                            (Commission file number)
                             ----------------------

                       Kurzweil Applied Intelligence, Inc.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   04-2815079
                      (IRS Employer Identification Number)

                             411 Waverley Oaks Road
                          Waltham, Massachusetts 02154
          (Address, including zip code, of principal executive offices)

                                 (617) 893-5151
              (Registrant's telephone number, including area code)
                             ----------------------
                              Securities registered
                     pursuant to Section 12(g) of the Act:

                               Title of each class
                          Common Stock, Par Value $.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment for this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant was $15,890,222 on April 15, 1996. The number of shares of common stock outstanding at April 15, 1996 was 6,766,460.

                       Documents Incorporated by Reference

Portions of Registrant's Definitive Proxy Statement for the Annual Meeting of the Registrant to be held on June 21, 1996, which will be filed by the Registrant within 120 days after the close of the fiscal year, are incorporated by reference into Part III.

                                     PART I


Item 1.  Business

For purposes of this Annual Report on Form 10-KSB, all references to fiscal years 1994, 1995, 1996 and 1997 mean the fiscal year ending on January 31 in such year.

GENERAL

The Company was incorporated in 1983 in Delaware as a successor by merger to Kurzweil Alpha Systems, Inc., a Massachusetts corporation which had been formed in 1982. The Company's principal executive offices are located at 411 Waverley Oaks Road, Waltham, Massachusetts 02154, and its telephone number is (617) 893-5151.

The Company develops, markets and supports automated speech recognition systems used to create documents and interact with computers by voice and structured report generating software systems. The Company's speech recognition technology is speaker-independent, in that most users do not have to "train" the system on their voice to achieve satisfactory initial accuracy, and it is speaker-adaptive, in that the system is able to adapt with use to the acoustic, phonetic and linguistic patterns of individual users and further boost accuracy. The Company's large vocabulary systems, which recognize up to 60,000 words, accept discrete speech, which requires the user to pause briefly between words. The Company's software technology is designed to run on 386, 486 or Pentium(TM)-based industry standard personal computer running MS-DOS(R) and Windows(R).

RISK AND UNCERTANTIES

There are certain risks associated with the Company's business. The most critical relate to obtaining financing to continue operations and fund anticipated losses, and the timing of introductions of new and enhanced products

Operations

The Company experienced losses from operations in fiscal years 1994, 1995, and 1996. In June 1994 the Company took measures to reduce expenses and implement stringent cost controls. In addition, the Company embarked on a program to broaden distribution and increase research and development staffing and spending to create new or enhanced products for both the medical and personal computer markets and thereby to increase revenues. Delivery of the new and enhanced products will not begin until the second fiscal quarter of fiscal 1997. The delay in introducing these products combined with a slow down in orders from the government sector adversely affected fiscal 1996 revenues and resulted in operating losses that will continue into fiscal 1997, as the Company continues its investment in research and development. In addition, there can be no assurance that the Company's new and enhanced products will be purchased in sufficient quantities to materially improve revenues.

Financing

The Company has incurred operating losses since inception. Since operating losses are expected to continue into 1997, it is critical to the Company's future that it obtain additional financing. On May 10, 1996, the Company received $2,376,000 from the private sale of 1,320,050 shares of Common Stock to an investment fund at $2.00 per share. It is anticipated that such funds will satisfy the Company's cash needs through the end of fiscal 1997. The long term financial stability of the Company will be dependent on achieving sustained profitable operations and obtaining additional financing.

There can be no assurance that any future additional financing will be available on commercially reasonable terms, or at all, and the success of the Company's new and enhanced products may have a critical effect on the Company's ability to raise funds through the sale of stock or otherwise. In the event that the Company is not able to obtain adequate financing, it will be forced to restructure its operations, curtail its expenditures in research and development, and attempt a merger with another company.

At January 31, 1996, the Company was not in compliance with Nasdaq By-Laws net worth requirements for the continued listing of the Company's Common Stock on the National Market. The Company believes that the financing it obtained on May 9, 1996 cures this non-compliance. If it does not, the Company will request from Nasdaq an exemption pending the filing of the Company's quarterly report on Form 10-QSB, which the Company anticipates will demonstrate the required level of net worth. If exemption is not granted, the Company will request that it be eligible for re-admission without having to comply with the higher initial listing requirements. If the Company is not granted such an exemption and is required to meet the initial or relisting requirements to obtain re-admission to the listing, it may not qualify for such re-admission for an undetermined period of time. Suspension of the Company's stock from trading on the National Market System may adversely affect the price of such stock.

PRODUCTS

The Company has two main product groups that sell and distribute the Company's products to two distinctive markets.

The Medical Products Group sells, markets, and distributes the VoiceMED(R) and Clinical Reporter(TM) product to the healthcare market. This vertical product line provides clinical software systems utilizing voice recognition input to create structured text documents.

The PC Applications Group sells, markets, and distributes the Kurzweil Voice for Windows(R) product to the general personal computer market place. This horizontal product line voice enables most Windows(R) applications to produce voice generated text and documents.

Medical Products Group

The Medical Products Group is dedicated to developing, marketing and supporting medical reporting software systems for clinicians. These systems are used to support the direct voice dictation of the clinical note. In addition, they can also be configured as the front-end for a Computerized Patient Record (CPR) system with an interface that extracts clinical data from the chart to populate the clinical database. The goal of the Medical Products Group is to support high-quality clinical data management while expediting the natural workflow of the clinicians providing patient care.

The VoiceMED systems now have up to a 60,000 word vocabulary capacity, and run on Intel-compatible hardware under the PC/DOS and Windows operating systems. With systems in use at over 500 medical institutions, Kurzweil Medical Products Group is a leader in the rapidly emerging market for medical reporting systems.

Kurzweil's medical products will have three essential elements that make them both useful and effective.

1) A knowledge base for medical documentation that can be fully customized by the user to meet his/her standard of care. These knowledge bases are used to prompt users to create reports that:

     (bullet) Provide a complete medical record to the clinical staff in real time.
     (bullet) Meet Resource Based Relative Value Scale (RBRVS) standards to support reimbursement claims.
     (bullet) Provide a comprehensive record of each clinical event to minimize liability risk.
     (bullet) Structure medical information at the point of entry for use in outcomes analysis.

2) A fully-integrated, multi-modal user interface including keyboard, mouse, pen, bar code and voice recognition that supports the clinician's intuitive approaches to computing as they access and enter information with the system. (These features will be available with the release of Kurzweil Clinical Reporter(TM) system in the second quarter of fiscal 1997.)

3) Connections to department and/or hospital information systems. These links support the seamless two-way transfer of critical information usin standard formats such as HL-7.

The Kurzweil medical product line provides a solution for medical reporting in six medical specialties:

(bullet)  Emergency Medicine      (bullet)  Cardiology
(bullet)  Radiology               (bullet)  Orthopedics
(bullet)  Pathology               (bullet)  Primary Care

VoiceMED products enable physicians and other healthcare professionals to quickly and efficiently prepare complete, accurate, immediately available, cost-efficient printed reports by voice. The VoiceMED family of products currently marketed includes VoiceEM(R), VoiceRAD(R), VoicePATH(R), VoiceDIALYSIS(TM), VoiceCATH(TM), VoiceORTHO(TM), and VoiceMED(R) for Primary Care, each of which utilizes identical, discrete speech recognition technology but has a customized knowledge base specific to the medical specialty.

VoiceMED(R) Products:

The VoiceMED family of products are voice-activated clinical reporting systems designed for hospitals, clinics and urgent care facilities which have volume and time-critical requirements for patient records and reports. The VoiceMED products operate on a personal computer system running on a minimum of a 486 DX133 microprocessor on a DOS operating system with 32 megabytes of RAM.

            VoiceEM(R) The Company's VoiceEM system has an extensive knowledge base which assists the emergency medicine health care professional in preparing complete and accurate reports. The system enhances quality control and risk management by providing built-in prompts for a wide range of complaints, from "sore throat" or "ankle sprain" to "chest pain" or "auto accident", and for a complete medical report from mode of patient's arrival and patient's history, to diagnosis and disposition. VoiceEM helps health care professionals comply with RBRVS requirements to ensure full medical reimbursement.

            VoiceRAD(R) The VoiceRAD system was the Company's first commercially available VoiceMED product. It enhances productivity in the radiology market by eliminating transcription cost, and promptly generating reports, often eliminating the need for telephone consultations. Used by practicing radiologists, VoiceRAD covers all major examination categories, including chest X-ray, mammography, CT scan, ultrasound, and nuclear medicine. VoiceRAD can be configured to print on virtually any site's patient radiology forms and can be integrated with a variety of commercially available radiology systems.

            VoicePATH(R) The VoicePATH system allows for the rapid creation and completion of patient reports, including gross and microscopic descriptions, thereby eliminating the need for costly transcription services. VoicePATH can be integrated with laboratory or hospital information systems and can deliver reports to clinicians and all departments, including billing and reimbursement, which can enhance cash flow.

            VoiceCATH(TM) The VoiceCATH system enables cardiologists to produce reports on procedures such as angioplasty and catheterization, instead of typing or dictation and transcription. Developed in collaboration with practicing cardiologists, VoiceCATH can enhance the speed of reporting as well as the quality of reports, promote standardization of reporting, enhance staff productivity and speed the billing process.

            VoiceMED(R) for Primary Care The VoiceMED system for Primary Care extends the VoiceMED family of products to meet the needs of family practitioners, general practitioners, internists and pediatricians. Developed in collaboration with practicing physicians, VoiceMED for Primary Care features an expanded knowledge base covering over 150 patient complaints. Patient reports and prescriptions can be quickly, easily and accurately created by speaking into a personal computer.

            VoiceORTHO(TM) The VoiceORTHO system enables orthopedic surgeons to complete patient information including medical history, exams, interpretation, and procedures. Developed in collaboration with practicing orthopedic surgeons, VoiceORTHO can enhance the speed of reporting and quality of reports, promote standardization of reporting, enhance staff productivity, and speed up the billing process.

VoiceReport(R) The Company also markets the Kurzweil VoiceReport system, an open-ended development system that can be used to create structured report formats. Examples of application development projects for which VoiceReport is being used include a system developed by a surgeon for use in his gynecological oncology practice, and a compensation and pension examination system developed by an agency of the United States Government. The Kurzweil VoiceReport system consists of substantially the same components as a VoiceMED product, without the medical knowledge base.

Clinical Reporter(TM)

In March of 1996, the Company announced a new Windows-based system for creating complete Medical Reports by voice. The Kurzweil Clinical Reporter(TM) system integrates the medical knowledge bases, structured report generator and the KurzweilVOICE for Windows (version 2.0) voice product as the interface to collect patient data and produce medical reports. The product was introduced at the HIMSS tradeshow in March 1996 and will be shipped to customers in the second quarter of fiscal 1997.

The Clinical Reporter product is available for emergency medicine, radiology and pathology on its first release. This product will also be able to be run on laptop computers and interface mobile monitors (cruise pads). The product can also support mouse and pen input devices. Clinical Reporter for invasive cardiology, primary care and orthopedics are expected to follow later in fiscal 1997.

The Clinical Reporter system will be designed to run on a Pentium 133 MHz system with 32 megabytes of RAM on the Windows operating system.

In October 1995, the Company was awarded a $2 million grant by the Commerce Department's National Institute of Standards and Technology (NIST) Advanced Technology Program (ATP). The award provides funding for the development of medical record documentation systems using open systems standards for linking with other healthcare information systems, and applying user interface technologies including large vocabulary speech recognition and pen combined with flexibly structured knowledge bases to ensure ease of use. Medical record documentation systems are a prerequisite to the creation of useful clinical databases for outcome studies, cost effectiveness studies, and other efforts to improve both the quality and the cost effectiveness of medical care in the United States.

The technology developed under the ATP grant will be capable of accepting clinical information from the care giver (physician exam notes for example) and feeding back information, such as clinical treatment guidelines, from central data repositories.

PC Applications Group

Kurzweil VOICE(TM) for Windows. Kurzweil VOICE for Windows Release 1.0 incorporated a new version of the Company's large vocabulary, speaker-independent, discrete speech recognition technology. Users can choose either a 30,000-word or a 60,000-word active vocabulary. Kurzweil VOICE for Windows Release 1.0 also has on-line knowledge, including acoustic recognition models and spellings, for a total of 200,000 words. The system is speaker-independent in that most users do not have to "train" the system on their voice to achieve satisfactory initial accuracy. The Company announced Kurzweil VOICE for Windows release 1.0 in April 1994 and shipments to customers began in July 1994.

Kurzweil VOICE supports voice input for dictation, which enables the user to create text and enter data simply by speaking; and navigation, which drives the Windows operating system and Windows-based applications on a command and control basis.

Kurzweil VOICE for Windows version 1.2 was released in November 1994 and it shipped with the IBM MWave Windsurfer sound board as its platform. In June of 1995, Kurzweil VOICE for Windows 1.5 was released. Version 1.5 included improved recognition accuracy, continuous digits, increased usability, and it shipped with the Spectrum FX sound board.

In April 1996, the Company announced Kurzweil VOICE for Windows release 2.0. Version 2.0 runs on the industry standard Sound Blaster 16 platform sound board. This software only version combines a new, more accurate speech recognizing engine, Windows 95 and network compatibility, improved features, improved speaker independence and improved usability. The effective list price was lowered to $ 695 for version 2.0

The minimum system requirements for Kurzweil VOICE for Windows Release 2.0 include a 486 DX4/75 microprocessor or higher, with a Pentium recommended for Windows 95. Release 2.0 will take advantage of the additional processing power of faster PCs to boost accuracy and throughput. Also required are 8MB of dedicated RAM for the 30,000 and 16MB of dedicated RAM for 60,000 word vocabulary options (RAM dedicated to Kurzweil VOICE is in addition to the RAM required for the operating system and applications); 35MB of dedicated hard disk space; VGA or higher resolution video adapter; and, Windows 95 or Windows 3.1x (running in enhanced mode).

Release 2.0 now runs with sound boards from Creative Labs, as well as other Windows compatible, 16-bit sound boards; supports networks compatible with Windows; and ships with the high-performance, noise-canceling Telex Nomad microphone.

DESCRIPTION OF TECHNOLOGY

With the VoiceMED family of products, the Company has developed proprietary technology that incorporates speech recognition, enabling software and knowledge bases.

The Company's approach to speech recognition applies a broad variety of methods, including techniques derived from statistical, phonetic and linguistic approaches as well as advanced pattern recognition. The Company's speech recognition technology is implemented as a collection of software "experts". These experts focus on different aspects of the recognition process, including acoustics, statistics, phonetics and linguistics. Results from all of the experts are combined to provide a final recognition through the use of another software module called the Expert Manager, which coordinates the activities of the other software experts. If one expert is unable to recognize a spoken word in a particular situation, the Company's multi-expert approach makes it more likely that another expert will be able to recognize the word accurately.

The Company's enabling software includes: The Structured Report Generator, comprised of a database manager, knowledge base shell and word processor; a knowledge base editor (KBEdit(TM)) program that allows users and developers to create and edit knowledge bases; and an on-line editor that permits users to alter the knowledge base while dictating. The Structured Report Generator includes the ability to respond to a "trigger phrase", which is a single spoken word or phrase that can trigger an entire pre-defined report segment, with "fill-in-the-blank" capability for customization. The Company's enabling software permits users to create their own voice-activated structured reports, and contains tools for modifying or creating knowledge bases and creating customized reporting systems.

The Company has developed a set of techniques and development tools which enables its knowledge engineering organization to develop knowledge bases in the context of speech recognition. Knowledge engineering is a complex, analytical process in which a particular field of expertise (a "domain") is organized into a hierarchical data structure which can be stored and manipulated in a personal computer. Building a knowledge base for voice reporting requires developing domain specific vocabularies, appropriate trigger phrases and an underlying logical framework. Once designed and combined with speech recognition technology, the knowledge base permits professionals in a personal particular field to use speech technology to generate reports which reflect their professional training. The Company has devoted substantial time and resources in developing and refining its knowledge bases, and has collaborated with practicing physicians in relevant fields.

The Company continues its commitment to enhancing and developing the Company's technology and products. The Company continues to increase staffing in the areas of core recognition development, programming development and knowledge engineering, shifting personnel from overhead/administration to research and development.

MARKETING, SALES AND DISTRIBUTION

The principal elements of the Company's VoiceMED and Clinical Reporter distribution strategy are as follows:

(bullet) Unbundling of Product Offerings: VoiceMED customers have the option of purchasing the software and sound board from the Company. They also are able to buy personal computers and services -- such as installation, training, ongoing support, and maintenance -- separately. This enables users to buy what they need, when they need it.

(bullet) Pricing: Customers can purchase VoiceMED on a single-user basis, rather than the previous workstation/multi-user basis. This approach lowers the price per user. For example, the suggested list price to purchase the software, PC and soundboard for an individual user is $14,000. Previously, the minimum starting price was $27,900.

(bullet) Distribution: In the past, the Company primarily sold direct to end users. Now, in addition to its own direct sales force, VoiceMED is being distributed by value added resellers (VARs), system integrators and dealers in the healthcare industry. The Company has (30) resellers and (2) VARs that distribute the product.

(bullet) Customer Service and Support: The Company continues to provide a high level of service and support to its customers and new distribution partners alike. Offerings continue to include field-based installation, training, ongoing support and maintenance, as well as toll-free end-user support.

(bullet) Strategic Relationships and Alliances: The Company is striving to establish relationships with key strategic partners within the healthcare industry.

(bullet) Recurring Revenue. The Company's marketing and pricing objectives are also focused on generating revenue from annually renewable contracts for customer support and regular updates of its VoiceMED products.

As part of its marketing effort, the Company gathers input from customer surveys, focus groups of current and potential users, advisory groups consisting of practicing physicians and other health care professionals, as well as the collation of customer feedback gathered from phone calls to the Company's "hot-line", the sales and support staff, the research and development staff, and management. After collecting, analyzing and prioritizing the data, the Company determines the specifications for features and functions of the next set of product releases in the context of the Company's own strategic planning. In addition, the Company relies on a number of these advisory groups to help direct development activities. In some cases, members of these advisory groups assist the Company's knowledge engineers in developing portions of the product. The implementation of this marketing process has led to significant product improvements, making it easier for customers to use the Company's VoiceMED products and to become more productive in their work.

The Company is involved in a wide range of promotional activities targeted at potential VoiceMED users. The Company conducts marketing programs including direct mail, public relations, advertising, and trade shows. The Company also presents its products on its own home page on the world wide web.

The Company has a contract with the General Services Administration ("GSA") for the period of April 1996 to May 1997 under which various government agencies may order certain of the Company's products in minimum and maximum amounts through the GSA at discount prices specified in the GSA contract.

The principle elements of the Company's Kurzweil Voice for Windows distribution strategy are as follows:

(bullet) On November 8, 1994, the Company entered into an agreement with Kolvox Communications Inc. in Toronto, Canada. The agreement includes an OEM activity whereby Kolvox has ported its LawTalk, LawTalk West Publishing Edition, Office Talk and Voice Companion products to Kurzweil Voice for Windows.

(bullet) As of April 1996, over 75 resellers have been signed up to resell Kurzweil Voice for Windows in the United States, Canada, Australia, and Europe.

(bullet) The Company distributes its Kurzweil Voice for Windows product through six national personal computer software catalog distributors.

(bullet) The Company has a sales department that sells direct to end users for new products and upgrades.

The Company is involved in a wide range of marketing and promotional activities targeted at the general personal computer marketplace. The Company conducts programs utilizing a public relations firm, direct mail, and trade shows. The Company also utilizes its home page on the world wide web to facilitate its presence on the internet.

Product sales to military and veterans hospitals owned by the United States government totaled $1,922,000, and $3,525,000 and $1,127,000 or 20%, 28%, and
12% of the total revenues in fiscal years 1994, 1995, and 1996 respectively.

RESEARCH AND DEVELOPMENT

The Company has assembled a research and development team that includes linguists, computer scientists, speech scientists, software engineers, knowledge engineers and experts in pattern recognition and artificial intelligence techniques. This team, consisting of 56 full-time people as of April 30, 1996, is divided into four groups: the Core Group, which develops the underlying speech recognition technology; the Development Group, which develops the user interface, Structured Report Generator, and the application development tools; the Knowledge Engineering Group, which develops "domain specific" knowledge bases for the Company's products and assists applications developers outside the Company; and the Customer Education Group, which is responsible for all print documentation, on-line help and tutorials.

The Company is currently focusing its resources on enhancing certain products that already operate with the Windows operating system; developing a large and medium vocabulary continuous speech recognition system; and continuing to enhance the existing product lines.

In fiscal 1996, the Company delivered a voice recognition system operating on Unix for GTE as part of a subcontract. This CHS.2 contract will voice enable Unix applications on Sun Solaris workstations as part of a contract with the
U. S. Army extending to the year 2005.

On November 16, 1993, the Company announced that it had been awarded a grant from the Advanced Technology Program at the National Institute of Standards
(NIST), a division of the United States Department of Commerce. The grant is a three-year project totaling $1.8 million in cost reimbursement.

The NIST grant supports the Company's development of a spoken language interface capable of controlling personal computer software applications through "natural language" instruction in combination with a keyboard and a pointing device. The effort is focused on a new speech recognition interface based on natural language understanding and continuous speech technology, allowing for the recognition and interpretation of commands in everyday "English" from a continuous stream of words.

On October 4, 1995, the company announced that it was awarded a $2 million grant by the Commerce Department's National Institute of Standards and Technology
(NIST) Advanced Technology Program (ATP).

The award provides funding for the development of medical record documentation systems using open systems standards for linking with other health care information systems, and applying user interface technologies including large vocabulary speech-recognition and pen combined with flexibly structured knowledge bases to assure ease of use. Medical record documentation systems are a prerequisite to the creation of useful clinical databases for outcome studies, cost effectiveness studies, and other efforts to improve both the quality and the cost effectiveness of medical care in the United States.

The technology developed under the ATP grant will be two-way -- accepting clinical information from the care giver (physician exam notes for example) and feeding back information such as clinical treatment guidelines from central data repositories.

SUPPORT SERVICES

Achieving a high level of customer satisfaction is a priority for the Company. To this end, the Company offers a number of services to assist the customer in becoming a successful user of its products. These services include in-house and regional training programs, on-site installation and training, on-going maintenance programs, a hot-line for end-user telephone support during the warranty period (available 8:00 a.m. to 8:00 p.m., Eastern Time, Monday through Friday), a multi-media on-line tutor for new users, and extensive documentation.

The Company currently offers a 90-day warranty that guarantees its products will be free from defects in materials and workmanship and that the software will perform in accordance with stated specifications. The Company is obligated to repair or replace, at its option, any products that do not meet the warranty. Annual maintenance agreements are offered after the expiration of the initial warranty period.

MANUFACTURING

The Company's product development organization produces a set of master diskettes and documentation for each product and passes them along for production. Software duplication, assembly and shipping are performed by the Company's manufacturing organization for VoiceMED. There were 3 people in this department as of April 30, 1996.

Manufacturing activities include the procurement of a printed circuit board developed by the Company and fabricated by a third party supplier and its integration with a personal computer and a microphone manufactured by others. All quality control tests are performed by Company employees. The Company has or believes that it can develop multiple sources of supply for all materials and for the manufacture and assembly of products.

With respect to Kurzweil VOICE for Windows, the Company utilizes a third-party manufacturing and fulfillment house to print the documentation, reproduce the software and package and ship the product to customers.

To date, the Company has not experienced any material difficulties or delays in production and distribution of its products.

COMPETITION

The speech recognition industry is highly competitive and characterized by rapidly advancing technology. In order to maintain or improve its position in this industry, the Company must enhance its current products continually and develop and introduce new products that address the rapidly changing needs of the marketplace.

The Company believes that the combination of features currently available in the discrete speech technology, VoiceMED product line and Kurzweil VOICE for Windows, which includes a large vocabulary, speaker-independence, structured reporting capabilities, knowledge bases and noise tolerance, are the basis for the Company's strengths. Nonetheless, no assurance can be given that the Company will be able to compete effectively in the future.

In the healthcare market, the Company's VoiceMED family of products compete with traditional report generation methodologies (such as handwritten notes, tape dictation, transcription, keyboard entry systems, pen-based task systems, and mouse entry systems) as well as a limited number of speech recognition systems. The principal competitive factors in the clinical reporting market are product functionality, performance, ease of use, support services and price.

With its Kurzweil VOICE for Windows product, the Company has begun to compete in the personal computer market. The principal competitive factors in this market are, application integration, ease of use, overall product functionality, and over all price performance. This market is highly competitive and the Company can make no assurances as to the ongoing market acceptance of these products.

The Company expects to encounter significant competition in this broader personal computer market for voice recognition systems like Kurzweil VOICE for Windows. The Company's primary competitors are Dragon and IBM, which offer computer systems that compute directly with the Company's. Dragon Systems, Inc. sells a large vocabulary speaker-dependent, discrete and continuous speech recognition product for personal computers running on both MS-DOS and Windows. IBM has also developed large vocabulary, speaker-dependent, discrete speech products for personal computers. Many companies, including AT&T; Microsoft; Bolt; Beranek and Newman; Voice Processing Corp.; Learnout & Hauspie; Philips; and Apple Computer, Inc. among others, have either announced or are known to be involved in speech recognition research and development activities. Many of the Company's potential competitors in this market have financial, technical and marketing resources that are substantially greater than those available to the Company.

DRAGON SETTLEMENT AND CROSS LICENSE AGREEMENT


On September 23, 1993, the Company and Dragon Systems, Inc. ("Dragon") settled certain patent infringement litigation between the companies, which included the licensing and cross-licensing of certain patents related to continuous speech and other aspects of speech recognition technology. The Company entered into these agreements to avoid the cost, management distraction, and risks of litigation with regard to the two patents which Dragon had asserted the Company was infringing, and to obtain the right to use additional Dragon patents, including all twelve patents issued to Dragon prior to the date of the agreement and all future patents issued to Dragon for which applications are filed by Dragon prior to the end of fiscal 1998. In consideration of such license, the Company agreed to make payments to Dragon from fiscal 1994 through fiscal 1999, starting at $625,000 annually and increasing each successive year by 13%. Of these payments, $625,000 was charged to 1994 operations as a settlement for products sold during periods prior to September 23, 1993. The Company paid Dragon $1,331,000 and $798,000 in fiscal years 1994 and 1996, respectively, and is committed to pay Dragon an additional total of $3,073,000 through fiscal 1999. Of the $3 million total due, the Company is required to pay $902,000 to Dragon in fiscal 1997.


The Company has the option to extend its license by continuing to make such payments to Dragon through fiscal 2006, at which time its license would be fully paid. If the Company were to elect to renew its license each year, the agreements provide that the Company would pay Dragon an aggregate of $13,539,000 in fiscal years 2000 through 2006. The Company currently believes that the technology claimed to be covered by Dragon's patents is necessary to the Company's current product viability and marketability. The Company cannot provide any assurances that it will be successful in developing or acquiring alternative technology that would not be covered or claimed to be covered by the Dragon patents, thereby eliminating its need to continue to license the Dragon patents in the future, or that, if the Company's products embody technology claimed to be covered by Dragon's patents, and the Company elects not to continue the license, the Company will be successful in any future litigation if Dragon asserts claims of patent infringement.

PROPRIETARY RIGHTS

The Company regards its software as proprietary and relies on a combination of copyright, patent, trade secret and trademark laws and license agreements to protect its rights. The Company also enters into software license agreements with end-users of its products. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. The Company has obtained thirteen United States patents (expiring between 2006 and 2009) on various aspects of its speech recognition technology, and has nine United States patent applications pending. There can be no assurance that any issued patents will provide the Company with significant protection against competitors. Certain of the Company's competitors have obtained patent protection and the Company believes that certain of its competitors are seeking patent protection on various aspects of their speech recognition technology.

EMPLOYEES

At April 30, 1996, the Company employed 106 persons, 35 in marketing, sales and field support; 56 in product research, development and customer education; 6 in manufacturing, systems integration and testing; and 9 in management, finance and administrative activities. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are good.

Item 3.  Legal Proceedings

Class Action Litigation. Subsequent to the Company's announcement on April 28, 1994 that the Company and its auditors were reviewing certain aspects of the Company's revenue recognition policies and practices and related matters, and that the Company expected this review to result in a substantial loss for fiscal 1994, five purported class action lawsuits were filed in the United States District Court for the District of Massachusetts. These lawsuits were eventually combined to one class action suit. These lawsuits were purportedly brought by and on behalf of purchasers of the Company's common stock pursuant or traceable to the Company's Prospectus dated August 17, 1993 and in its aftermarket through April 28, 1994. These lawsuits were filed against the Company and certain of them also named as defendants Raymond C. Kurzweil (the Company's Founder, former Chairman, Chief Technology Officer, director and former Co-Chief Executive Officer), Bernard F. Bradstreet (former Co-Chief Executive Officer, President, Chief Financial Officer, and director), the underwriters of the Company's August 1993 initial public offering of the Company's common stock (the "Common Stock"), Robertson, Stephens & Co., L.P. and Needham & Company, Inc., and the Company's former public accountants, Coopers & Lybrand L.L.P.

On April 27, 1995, the Company received final court approval of an agreement to settle this litigation. In accordance with the settlement, the class members and their counsel received 1,475,827 shares of Common Stock having a value of $7,250,000 based on the average price of shares of Common Stock, as determined by the closing prices during the five consecutive trading days starting May 19, 1995. In June 1995, the class members' counsel received their portion of the shares, 442,748 shares in the aggregate. In March 1996, the remaining 1,033,079 shares of Common Stock were distributed to class members. In addition, as part of the settlement, the Company made a cash payment of $250,000, and assigned any claims it might have against its former public accountants, Coopers & Lybrand L.L.P., to the class members. The Company believes these proceedings are now concluded as to the Company's involvement.

SEC Investigation. On June 3, 1994, the Company announced that it had been notified by the Securities and Exchange Commission ("SEC") that the SEC had commenced a formal investigation of the Company. The SEC requested that the Company provide the SEC with certain documents concerning possible violations of the federal securities laws in connection with the Company's public reports and financial statements. On July 26, 1995 the Company announced that it had entered into a settlement with the SEC. The Company agreed to an order pursuant to
Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, whereby the Company agreed to cease and desist from committing or causing any future violation of certain enumerated sections of those acts and rules promulgated there under. The SEC's investigation of the Company has now been concluded.

Department of Justice. In August 1994, the Company received a subpoena from the U.S. Department of Justice ("DOJ") to produce documents in connection with a grand jury investigation regarding the irregularities identified in the information filed in the Company's previous press releases and financial statements. The Company was not notified by the DOJ that it was a target or subject of this investigation. On July 26, 1995, the Company announced that the DOJ had concluded its investigation as to the Company without further action.


Nasdaq Proceedings. On June 3, 1994, the Company announced that it had been notified by the National Association of Securities Dealers, Inc. ("NASD") that it was conducting a review of trading in the Company's securities and had requested that the Company provide it with certain documents and information. The Company cooperated with the NASD in connection with this review. On July 26, 1995, the Company announced that the NASD had concluded its investigation as to the Company without further action.


Texas Litigation. On September 11, 1995, one of the Company's shareholders elected not to be included in the settlement of the shareholder class action litigation, filed a complaint in Dallas County, Texas. The matter is entitled Caffey v. Kurzweil Applied Intelligence, Inc., et al. Mr. Caffey's complaint asserts that the Company and certain former officers and directors committed fraud and violated Texas state law and unnamed federal securities laws. The Complaint seeks $1,500,000 in damages.

The Company moved the case to the United States District Court for the Northern District of Texas on November 6, 1995. The case was assigned Docket No. 3:95-CV-2660-J. On November 13, 1995, the Company filed an answer to the complaint, which contained an offer of settlement pursuant to which the Company offered to repurchase from Mr. Caffey his 1,000 shares of Company stock at the original price he paid for such shares plus interest and certain attorneys' fees. Mr. Caffey has rejected the Company's offer. This case is in the discovery stage, and at this point, the Company does not believe that its outcome will have an adverse effect on the financial position of the Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's results of operations and liquidity is based on the Company's financial statements and should be read in conjunction with the financial statements and notes thereto contained elsewhere herein.

RESULTS OF OPERATIONS


The Company's revenues are derived from the sale of Company products, in particular, from the sale of VoiceMED products and Kurzweil VOICE for Windows, and from maintenance contracts. Total revenues increased from $10,127,000 in fiscal 1994 to $12,362,000 in fiscal 1995, but decreased to $9,360,000 in fiscal 1996. In fiscal year 1994, product and license revenue was derived solely from the sale of VoiceMED products. In fiscal years 1995 and 1996, with the release of Kurzweil VOICE for Windows 1.0 , product and license revenue was derived from the sale of VoiceMED products and Kurzweil VOICE for Windows. These sales totaled $10,273,000 and $901,000, respectively, in fiscal year 1995 and $5,555,000 and $2,215,000, respectively, in fiscal year 1996. The gross margin on these sales was 49% and 49%, respectively, in fiscal year 1995 and 38% and 37%, respectively, in fiscal year 1996. The increase in total revenues in 1995 was a result of shipments of Kurzweil VOICE for Windows and an increase in the number of VoiceMED units sold. The decrease in total revenues from fiscal 1995 to fiscal 1996 was due to the lower volume of VoiceMED units sold. The significant decrease in VoiceMED product shipments in fiscal 1996 was due to the lower acceptance of the older DOS operating platform technology, an unexpected reduction in the Company's direct sales force and a slowdown and cutback of orders from the government sector. Product sales to military and veterans hospitals owned by the United States government totaled $1,992,000, $3,525,000 and $1,127,000 or 20%, 28% and 12% of total revenues in fiscal years 1994, 1995 and 1996 respectively, due to the aforementioned reasons.


Maintenance revenue increased significantly from $970,000 in fiscal 1994 to $1,188,000 in fiscal 1995 to $ 1,680,000 in fiscal 1996, as a result of a larger installed customer base and programs implemented to increase maintenance contracts. Product revenue fluctuated from $9,156,000 in fiscal 1994, $11,174,000 in fiscal 1995, to $6,959,000 in fiscal 1996.

Cost of Product and Maintenance Revenue

Cost of product and maintenance revenue includes hardware costs, manufacturing overhead, system replacement parts associated with maintenance contracts, third party software royalties and license fees, and amortization of capitalized software. Cost of product and maintenance revenue was $6,490,000 in fiscal 1994, $5,689,000 in fiscal 1995, and $ 4,777,000 in fiscal 1996 representing 64%, 46%, and 51% of total revenues, respectively.

The increase in costs in fiscal 1994 was principally due to $1,508,000 in costs relating to the Dragon patent settlement and license agreement (See Item 1 "Dragon Settlement and Cross License Agreement"), the write-down of $362,000 of previously capitalized software development costs due to the uncertainty of the recoverability of those projects costs, and an increase in manufacturing and overhead support for higher sales levels that did not materialize. The increase in the cost of product and maintenance as a percentage of revenue in fiscal 1996 was a result of the increasing fixed cost of the amortization expense for the Dragon patent settlement as a percent of the lower revenue. Cost of product and maintenance revenue in fiscal 1995 and 1996 includes $1,107,000 in amortization expense for the Dragon patent settlement.

The inventory write-down of $800,000 in fiscal 1994 was based on a review of the excess computer equipment inventory on hand and its net realizable value in the rapidly changing computer product marketplace. There were no requirements for inventory write-downs in fiscal 1995 or 1996.

Included in cost of product and maintenance revenue were royalty expenses of $171,000, $192,000, and $96,000 for fiscal 1994, 1995, and 1996, respectively. Also included was the amortization of capitalized software development costs.

In the fourth quarter of fiscal 1996, the Company recorded a reserve against capitalized software for $400,000 in light of the Company's declining revenues, particularly in the last two quarters, and its dependence on the success of the new products to be introduced in fiscal 1997. These factors caused management to adjust capitalized software to its estimated net realizable value.

Capitalized software costs are amortized on a product by product basis commencing with the release of the related software product. Amortization is on a straight-line basis over the expected economic life, currently estimated at three years. Amortization expense for fiscal years 1994, 1995 and 1996 was $872,000, $790,000, and $1,081,000, respectively. Included in fiscal 1994 amortization is $362,000 relating to previously capitalized software development costs that were written off due to the uncertainty relating to the recoverability of those costs. Included in fiscal 1996 amortizaton is the $400,000 reserve against capitalized software discussed above.

Sales and Marketing Expenses. Sales and marketing expenses include costs for marketing, selling, and supporting the Company's products. These expenses decreased from $6,488,000 in fiscal 1994 to $5,882,000 in fiscal 1995 to $ 3,582,000 in fiscal 1996, representing 64%, 48% and 38% of total revenues, respectively. The largest component of these costs relates to compensation for sales and support personnel, travel, and office expenses. The Company's sales and support personnel decreased from 33 persons at January 31, 1994 to 29 employees at January 31, 1995 and increased to 31 employees at January 31, 1996.

The decrease in fiscal 1995 and 1996 sales and marketing expenses was a result of the Company reorganizing its distribution strategy for its VoiceMED product line by focusing on value-added resellers, system integrators, and dealers and using a smaller direct sales force. This reorganization resulted in a 20% reduction in the Company's workforce, mainly in the sales and field support organizations. The Company also closed almost all of its sales and support offices, outside of the Waltham, Massachusetts facility, to reduce costs. See
Item 1 "Business - Marketing, Sales and Distribution".

Research and Development Expenses. Research and development expenditures consist principally of personnel costs, allocated facility costs, and associated equipment amortization and depreciation. A portion of the total research and development expenditures are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the amortization of which is included in cost of product and maintenance revenue.

Total research and development expenses, net of capitalization, decreased from $2,742,000 in fiscal 1994, to $2,587,000 in fiscal 1995, and to $2,341,000 in fiscal 1996, representing 27%, 21% and 25% of total revenues, respectively. The decrease in research and development expense in fiscal 1995 and 1996 was due to the capitalization of the various development projects including upgrades and new versions of Kurzweil VOICE for Windows and the development of the Kurzweil Clinical Reporter for the Medical Products Group.

The Company's research and development personnel increased from 38 employees at January 31, 1994, to 42 employees at January 31, 1995 and to 52 employees at January 31, 1996. In order to maintain its competitive position and to develop new and enhanced products, the Company intends to continue to devote substantial resources to research and development.

General and Administrative Expenses. General and administrative expenses decreased significantly from $4,209,000 in fiscal 1994 to $2,286,000 in fiscal 1995, and to $ 1,503,000 in fiscal 1996, representing 42%, 18% and 16% of total revenues, respectively. The decrease from fiscal 1994 to fiscal 1995 was primarily due to a charge of $2,000,000 in fiscal 1994 for expenses associated with the Company's Audit Committee investigation, Securities and Exchange Commission investigation, audit and stockholder lawsuits; and an increase in general and administrative expenses including staffing, compensation, and costs associated with being a public company. The decrease in fiscal 1996 was due to continued emphasis on reducing overhead costs and stringent cost controls. Included in general and administrative expenses was $80,000, $232,000 and $105,000 as provisions for doubtful accounts for fiscal 1994, 1995, and 1996, respectively.

Interest Income and Expense. Net interest expense primarily reflects interest expense associated with capital lease obligations offset by interest income generated by invested cash and marketable securities. Interest expense decreased from $161,000 in fiscal 1994 to $19,000 in fiscal 1995 to $ 12,000 in fiscal 1996. The decrease from fiscal 1994 to fiscal 1995 was due to temporary borrowings which preceded the Company's initial public offering in August 1993. Interest income increased from $174,000 in fiscal 1994 to $219,000 in fiscal 1995, but decreased to $197,000 in fiscal 1996 due to a decrease in the amount of invested cash.

Settlement of Stockholders Lawsuit. On April 27, 1995, the Company received final court approval of the agreement to settle stockholder class action litigation. The settlement provided for the class members to receive 1,475,827 shares of Common Stock having a value of $7,250,000. The number of shares of Common Stock was based on the average price of the shares of Common Stock, as determined by the closing prices during the five consecutive trading days starting May 19, 1995. In June 1995, the class members' counsel received their portion of the shares, 442,748 shares in the aggregate. In March 1996, the remaining 1,033,079 shares were distributed to class members. In addition, the Company made a cash payment of $250,000 in fiscal 1996, and assigned any claims it may have against its former public accountants, Coopers & Lybrand L.L.P. to the class members.

Income Taxes. At January 31, 1996, the Company had federal net operating loss carryforwards of approximately $49,000,000. In addition, at January 31, 1996 the Company had federal tax credit carryforwards of approximately $900,000. The net operating loss carryforwards expire during the years 1997 through 2009 and the tax credit carryforwards expire during the years 1997 through 2009.

Substantially all of the Company's net operating loss and tax credit carryforwards are subject to limitation under the provisions of Section 382 of the Internal Revenue Code. The limitation impacts both the amount of the net operating loss and tax credit carryforwards available to offset future income and income tax liabilities. Limitations are imposed when an ownership change, as defined by federal tax law, has occurred. The limitation depends in part upon the value of the Company immediately prior to the ownership change. The Company believes an ownership change did occur in connection with the Company's initial public offering. As a result of this change, an annual limitation of approximately $1,700,000 will be imposed on net operating loss carryforwards existing as of the date of the initial public offering. Approximately, $39,000,000 of the Company's net operating loss carryforwards as of January 31, 1996 are subject to this annual limitation. Prior to the initial public offering, the Company may have incurred an ownership change in connection with prior financings. If an ownership change did in fact occur in an earlier year, the annual limitation and available carryforward could be reduced significantly.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1996, the Company's principal sources of liquidity were cash, cash equivalents, and marketable securities of $2,585,000 and the Company's working capital was $660,000. The Company's long term financial condition and future growth will be dependent upon obtaining additional adequate financing and achieving profitable operations.

The Company's operating activities used cash of $5,736,000 in fiscal 1994, $2,459,000 in fiscal 1995, and $376,000 in fiscal 1996, primarily to fund the Company's operations. The Company will be required to pay $902,000 to Dragon Systems Inc., on June 1, 1996 as part of the patent cross license agreement. (See Item 1 "Dragon settlement and Cross Licensing Agreement".)

The Company has incurred operating losses since its inception and these losses are expected to continue into 1997. On May 10, 1996 the Company received $2,376,000 for the private sale of 1,320,050 shares of Common Stock to an investment fund. With the private financing placement it is anticipated that those funds will satisfy the Company's cash needs through the end of fiscal 1997. The long term financial stability of the Company, however, is dependent on achieving profitable operations and obtaining additional financing.

There can be no assurances that the May 10, 1996 financing will be sufficient to sustain the Company's operations through fiscal 1997. The Company's future capital requirements will depend on many factors, including the progress and scope of its research and development programs. To the extent that the Company is not able to fund its future operations through the sale of its products, the Company will need to obtain additional funds through private or public financing. There is no assurance that the Company can obtain such additional financing. If additional financing is not obtained, the Company will be required to restructure its operations, curtail its spending in research and developments, or attempt a merger with another company. The Company's inability to obtain an audit opinion on its fiscal 1993 financial statements and its statements of operations, cash flows, and stockholders equity for fiscal 1994 prevented the Company from seeking public financing in 1994 and 1995. Public financing would be subject to market conditions and other uncertainties, and no assurance can be given that the Company could obtain public financing at any time. Either public or private equity financing is likely to result in dilution of the Company's existing stockholders.

At January 31, 1996 and April 30, 1996, the Company was not in compliance with the net worth requirements of the By-Laws for the continued listing of the Company's Common Stock on the National Market. The Company believes that the recent private financing cured this non-compliance. If it does not, the Company will request Nasdaq for an exemption pending the filing of the Company's quarterly report on Form 10-QSB, which the Company anticipates will demonstrate the required level of net worth. If an exemption is not granted, the Company will request that it be eligible for re-admission without having to comply with the higher initial listing requirements. If the Company does not meet listing requirements, it may not qualify for re-admission for an undetermined period of time. Suspension of the Company's stock from trading on the National Market System may adversely affect the price of the Common Stock.

Certain Factors that May Affect Future Results

The Company's future results are subject to substantial risks and uncertainties. The Company currently derives substantially all of its revenue from the sale of software licenses that utilize speech recognition to create text documents.

The Company believes that factors affecting the ability of the Company's products to achieve general market acceptance include product performance, price, ease of adoption and learning. To be successful in the future the Company must respond promptly and effectively to the challenges of technological change and its competitors' innovations by continually enhancing its current products and developing new products on a timely basis. Certain current and potential competitors of the Company that are more established, benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company. Competitor pressures or other factors, including entry into new markets, may result in significant price erosion that could have a material adverse effect on the Company's result of operations.

The Company believes that its operating results could vary significantly from quarter to quarter. The Company's license fee revenue in any quarter is substantially dependent of orders booked and shipped in that quarter. The timing of license fee revenue is influenced by a number of factors, including; the timing of individual orders and shipments of its products, customer buying patterns, changes and delays in product development, and the amount and timing of sales and marketing expenditures. Because the company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed in the short term, variations in revenue can cause significant fluctuations in operating results from quarter to quarter and may result in anticipated quarterly earnings shortfalls or losses. In such event, the price of the Company's common stock would likely be materially adversely affected.

Cautionary Statement

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking' information which involves risk and uncertainties. In particular, statements contained in item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts (including, but not limited to statements concerning anticipated operating expense levels and such expense levels relative to the Company's total revenues and expected losses) are "forward-looking statements." The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to the factors discussed above as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors, and others, are discussed from time to time in the Company's Securities and Exchange Commission filings.

Item 8.       Financial Statements and Supplementary Data

           Report of Independent Accountants.

           Balance Sheets at January 31, 1995 and 1996.

           Statement of Operations for the years ended January 31, 1994 (unaudited), 1995 and 1996.

           Statements of Changes in Stockholders' Equity for the years ended January 31, 1994 (unaudited), 1995 and 1996.

           Statements of Cash Flows for the years ended January 31, 1994 (unaudited), 1995 and 1996.

           Notes to Financial Statements

           Schedule II - Valuation and Qualifying Accounts

                         REPORT OF INDEPENDENT AUDITORS


The Shareholders and Directors of
Kurzweil Applied Intelligence, Inc.

We have audited the accompanying balance sheet of Kurzweil Applied Intelligence, Inc. as of January 31, 1995 and 1996 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. Our audit also included the financial statement schedule for the years ended January 31, 1995 and 1996 listed in the Index at Item 14(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kurzweil Applied Intelligence, Inc. at January 31, 1995 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended January 31 1995 and 1996, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Kurzweil Applied Intelligence, Inc. will continue as a going concern. As more fully described on Note 3 to the financial statements, the Company has incurred substantial losses and had negative cash flows from operations in each of the last three fiscal years and experienced a decline of approximately 25% in total revenues during 1996 compared with the prior year. These conditions raise doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Boston, Massachusetts                        Ernst & Young LLP
March 29, 1996, except for
Note 3 as to which the date
is May 9, 1996

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                                 BALANCE SHEETS

                                                                                      January 31,
                                                               -----------------------------------------------------------
                                                                       1995                                 1996
                                                               ---------------------                ----------------------
ASSETS
Current assets:
       Cash and cash equivalents                                         $4,306,760                            $2,083,898
       Marketable securities available for sale                           1,410,000                               500,623
       Trade accounts receivable, less allowances
               of $315,000 and $287,000
               at January 31, 1995 and 1996, respectively                 1,428,398                             1,221,469
       Inventory                                                          1,036,929                               398,483
       Other  current assets                                                165,497                               261,800
                                                               ---------------------                ----------------------
               Total current assets                                       8,347,584                             4,466,273
Property and equipment, net                                                 659,725                               924,061
Intangible assets                                                         2,793,622                             1,744,976
Capitalized software development costs, net                               1,112,055                             1,592,850
Other assets                                                                127,544                               135,770
                                                               ---------------------                ----------------------
                       Total assets                                     $13,040,530                            $8,863,930
                                                               =====================                ======================

LIABILITIES
Current liabilities:
       Accounts payable                                                    $666,142                              $664,786
       Accrued expenses                                                   3,034,807                             2,211,107
       Capital lease obligations                                            131,483                                28,688
       Current portion of other long-term liabilities                       798,062                               901,810
                                                               ---------------------                ----------------------
               Total current liabilities                                  4,630,494                             3,806,391
Capital lease obligations                                                    10,684
Other long-term liabilities                                               3,072,793                             2,169,128
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares
       authorized; none issued and outstanding
Common stock, $.01 par value; 10,000,000 shares authorized;
       5,253,535 and 5,733,387 shares issued and outstanding
       at January 31, 1995 and 1996, respectively                            52,535                                57,334
Additional paid-in capital                                               55,421,116                            57,647,425
Common stock to be issued                                                 7,250,000                             5,075,000
Adjustment to unrealized gains/(losses) on securities available
        for sale                                                            (91,250)
Accumulated deficit                                                     (57,305,842)                          (59,891,348)
                                                               ---------------------                ----------------------
       Total stockholders' equity                                         5,326,559                             2,888,411
                                                               ---------------------                ----------------------
               Total liabilities and stockholders' equity               $13,040,530                            $8,863,930
                                                               =====================                ======================

    The accompanying notes are an integral part of the financial statements.

                      KURZWEIL APPLIED INTELLIGENCE, INC.
                            STATEMENTS OF OPERATIONS


                                                                                Year Ended January 31,
                                                        -----------------------------------------------------------------------
                                                               1994                    1995                     1996
                                                        --------------------   ---------------------  -------------------------
                                                            (unaudited)
Revenues:
       Product and license revenue                               $9,156,927             $11,174,125                 $7,680,006
       Maintenance  revenue                                         970,000               1,188,000                  1,680,000
                                                        --------------------   ---------------------  -------------------------
Total revenues                                                   10,126,927              12,362,125                  9,360,006
                                                        --------------------   ---------------------  -------------------------
Operating costs and expenses:
       Cost of product, license and maintenance revenue           6,490,206               5,688,685                  4,776,578
       Inventory write-down                                         800,000
       Sales and marketing                                        6,488,340               5,881,827                  3,581,677
       Research and development                                   2,742,203               2,587,421                  2,340,519
       General and administrative                                 4,225,454               2,316,351                  1,502,927
                                                        --------------------   ---------------------  -------------------------
Total operating costs and expenses                               20,746,203              16,474,284                 12,201,701
                                                        --------------------   ---------------------  -------------------------
Operating loss                                                  (10,619,276)             (4,112,159)                (2,841,695)
Interest expense                                                    161,095                  19,095                     12,197
Interest income                                                     174,446                 219,293                    196,637
Other (expense) income, net                                          (9,824)                (30,121)                    71,749
Settlement of stockholders' lawsuit                                                       7,250,000
                                                        --------------------   ---------------------  -------------------------
Net loss                                                       ($10,615,749)           ($11,192,082)               ($2,585,506)
                                                        ====================   =====================  =========================
       Net loss per common share                                     ($3.99)                 ($2.13)                    ($0.38)
                                                        ====================   =====================  =========================
       Weighted average number of common
               shares outstanding                                 2,660,681               5,247,895                  6,755,779
                                                        ====================   =====================  =========================



    The accompanying notes are an integral part of the financial statements.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         For the years ended January 31, 1994 (unaudited), 1995 and 1996



                                                              Convertible                            Additional          Common
                                                            Preferred Stock            Common          Paid-In        Stock to be
                                                       ---------------------------
                                                        Series A       Series B        Stock           Capital           Issued
                                                       ------------- -------------  ------------- ------------------ --------------
Balance at January 31, 1993                                 $20,380      $208,165           $782        $36,922,158
Issuance of 53,321 shares of common stock
       at $1.50 - $11.00 per share to employees
       and consultants upon exercise of options                                              533             80,729
Issuance of 2,123,500 shares of common stock
       at $10.00 per share through a public
       offering, net of expenses of $3,024,782                                            21,235         18,188,983
Conversion of Series A into common stock                    (20,380)                       2,655             25,894
Conversion of Series B into common stock                                 (208,165)        27,118            172,878
Issuance of 11,019 shares of common stock to
       an existing stockholder at $7.00 per share
       by surrender of right to an additional
       15,408 shares                                                                         110                (94)
Payment of fractional shares                                                                                 (1,104)
Net loss
                                                       ------------- -------------  ------------- ------------------ --------------
Balance at January 31, 1994                                       0             0         52,433         55,389,444
Issuance of 3,000 shares of common stock at
     $7.00 per share to existing shareholder upon
     exercise of warrants                                                                     30             20,970
Issuance of 7,224 shares of common stock
     at $1.50 per share to employees upon exercise of
     options, net of expenses                                                                 72             10,702
Common stock to be issued for settlement
     of stockholders' lawsuit                                                                                            $7,250,000
Unrealized gains/(losses)
Net loss
                                                       ------------- -------------  ------------- ------------------ --------------
Balance at January 31, 1995                                       0             0         52,535         55,421,116       7,250,000
Issuance of 37,104 shares of common stock
   at $ 1.50 per share to employees upon  exercise
    of options,  net of expenses                                                             371             55,737
Common stock issued as partial settlement
     of stockholders' lawsuit                                                              4,428          2,170,572      (2,175,000)
Unrealized gain
Net  Loss
Balance at January 31, 1996                                      $0            $0        $57,334        $57,647,425      $5,075,000
                                                       ============= =============  ============= ================== ==============




                                                        Adjustment to
                                                       unrealized gains/
                                                         (losses) on                              Total
                                                          securities         Accumulated      Stockholders'
                                                       available for sale      Deficit            Equity
                                                       -----------------  ------------------ -----------------
Balance at January 31, 1993                                                    ($35,498,011)       $1,653,474
Issuance of 53,321 shares of common stock
       at $1.50 - $11.00 per share to employees
       and consultants upon exercise of options                                                        81,262
Issuance of 2,123,500 shares of common stock
       at $10.00 per share through a public
       offering, net of expenses of $3,024,782                                                     18,210,218
Conversion of Series A into common stock                                                                8,169
Conversion of Series B into common stock                                                               (8,169)
Issuance of 11,019 shares of common stock to
       an existing stockholder at $7.00 per share
       by surrender of right to an additional
       15,408 shares                                                                                       16
Payment of fractional shares                                                                           (1,104)
Net loss                                                                        (10,615,749)      (10,615,749)
                                                       -----------------  ------------------ -----------------
Balance at January 31, 1994                                                     (46,113,760)        9,328,117
Issuance of 3,000 shares of common stock at
     $7.00 per share to existing shareholder upon
     exercise of warrants                                                                              21,000
Issuance of 7,224 shares of common stock
     at $1.50 per share to employees upon exercise of
     options, net of expenses                                                                          10,774
Common stock to be issued for settlement
     of stockholders' lawsuit                                                                       7,250,000
Unrealized gains/(losses)                                      ($91,250)                              (91,250)
Net loss                                                                        (11,192,082)      (11,192,082)
                                                       -----------------  ------------------ -----------------
Balance at January 31, 1995                                     (91,250)        (57,305,842)        5,326,559
Issuance of 37,104 shares of common stock
   at $ 1.50 per share to employees upon  exercise
    of options,  net of expenses                                                                       56,108
Common stock issued as partial settlement
     of stockholders' lawsuit
Unrealized gain                                                  91,250                                91,250
Net  Loss                                                                        (2,585,506)       (2,585,506)
Balance at January 31, 1996                                          $0        ($59,891,348)       $2,888,411
                                                       =================  ================== =================

    The accompanying notes are an integral part of the financial statements.

                      KURZWEIL APPLIED INTELLIGENCE, INC.
                            STATEMENTS OF CASH FLOWS

                                                                            Year Ended January 31,
                                                         -----------------------------------------------------------------
                                                             1994                    1995                    1996
                                                         -----------------    --------------------   ---------------------
                                                          (unaudited)
Cash flows from operating activities:
     Net loss                                                ($10,615,749)           ($11,192,082)            ($2,585,506)
     Adjustments to reconcile net loss to net cash
      ( used ) in operating activities:
     Depreciation                                                 509,000                 519,081                 565,074
     Amortization                                               1,241,942               1,909,783               1,804,633
     Provision for doubtful accounts                               80,119                 231,756                 105,000
     Settlement of stockholders' lawsuit                                                7,250,000
     Change in operating assets and liabilities:
        (Increase) decrease in accounts receivable                929,120                (637,774)                101,929
        Decrease (increase) in inventory                         (589,793)                633,736                 638,446
        Decrease (increase) in other assets                       225,335                 265,375                (179,038)
        (Decrease)  in accounts payable                          (330,365)               (147,759)                 (1,356)
        (Decrease) increase in accrued expenses
           and other liabilities                                2,814,283              (1,237,461)               (825,555)
     Net cash  (used) in operating activities                  (5,736,108)             (2,405,345)               (376,373)
Cash flows from investing activities:
     Purchase of marketable securities available for sale     (11,000,000)
     Sale of marketable securities available for sale           3,441,878               6,003,596               1,000,627
     Payments for property and equipment, net                    (275,643)               (509,248)               (829,410)
     Capitalized software development costs                      (278,441)               (725,993)             (1,162,273)
     Net cash provided by (used) in investing activities       (8,112,206)              4,768,355                (991,056)
Cash flows from financing activities:
     Payment of notes payable                                  (3,120,000)
     Proceeds from issuance of notes payable                    1,020,000
     Payments on capital lease obligations                       (333,109)               (187,975)               (113,479)
    Payments on licensing agreement                                                                              (798,062)
     Proceeds from issuance of capital stock, net              18,290,392                  31,774                  56,108
     Net cash provided by (used) in financial activities       15,857,283                (156,201)               (855,433)
Net increase (decrease) in cash                                 2,008,969               2,206,809              (2,222,862)
Cash and cash equivalents, beginning of period                     90,982               2,099,951               4,306,760
Cash and cash equivalents, end of period                       $2,099,951              $4,306,760              $2,083,898
                                                         =================    ====================   =====================
Supplementary disclosure of cash flow information:
     Cash paid during year for:
     Interest                                                    $161,095                 $19,095                 $12,197
     Income taxes                                                  10,981

Supplemental schedule of noncash financing activities:
     Obligation incurred for Dragon license agreement          $3,870,855


    The accompanying notes are an integral part of the financial statements.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

1.  NATURE OF BUSINESS

Kurzweil Applied Intelligence, Inc. (the "Company") develops, markets and supports automated speech recognition systems used to create documents and interact with computers by voice. The Company has concentrated initially on the health care industry, where there is a need for accurate and timely reporting for patient care, risk management, billing and third party reimbursement. The Company also developed and is marketing Kurzweil VOICE for Windows which incorporates a large vocabulary, speaker-independent, and discrete speech recognition technology running in the Windows operating environment.

2.  SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts represented in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash equivalents consist of liquid investments with original maturities of three months or less at the date of acquisition. The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

Marketable Securities

The Company classifies its investments in marketable securities as "available for sale". Marketable securities are stated at fair market value and consist of non-equity corporate securities and liquid U.S. Government obligations. As of January 31, 1995, and 1996 unrealized losses are excluded from earnings and reported as a separate component of stockholders' equity until realized.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost. Equipment and furniture and fixtures are depreciated on the straight-line basis over the estimated useful life of the asset, principally three years.


The accompanying notes are an integral part of the financial statements.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

Equipment under capital leases is amortized over the life of the asset or, if less, over the term of the lease.

Research and Development Costs

Costs incurred in the research and development of new software products and significant enhancements to existing software products are expensed in the period incurred until technological feasibility has been established, after which point they are capitalized until such products are saleable.


Capitalized software costs are amortized on a product by product basis commencing with the release of the related software product. The amortization included in product cost of revenue is the greater of the amount computed using the ratio of current gross revenue to total current and anticipated gross revenue or the straight-line method over the estimated useful life of the product not to exceed three years. The Company uses the straight-line method and amortizes software development costs over three years. The Company continually compares the unamortized portion of capitalized software development costs to the net realizable value of the related product. The net realizable value is the estimated future gross revenue from the product reduced by estimated future costs of completing and disposing of that product. The amount by which the unamortized capitalized costs exceed the net realizable value is written - off. Amortization expense for fiscal years 1994, 1995 and 1996 was $872,000, $790,000, and $1,081,000, respectively. Included in fiscal year 1996 and 1994 amortization is $400,000 and $362,000, respectively, relating to previously capitalized software development costs that were written - off due to the uncertainty relating to the recoverability of those costs.


In October 1992, the Company was awarded a $380,000 Phase II Small Business Innovation Research Grant. The grant is a government reimbursement arrangement to be billed in quarterly installments, as costs are incurred. The Company's policy is to offset research and development expense for amounts billed under the grant. Billings totaled $106,000 and $274,000 for fiscal years 1994 and 1995, respectively.

In November 1993, the U.S. Department of Commerce selected the Company to participate in the Department's Advanced Technology Program. Under the program, the Company is developing software to allow users to operate their personal computers through normal spoken language. The program is a government reimbursed arrangement which is billed monthly as costs are incurred. The program runs from March 1994 through February 1997. The Company's policy is to offset research and development expense for amounts billed under the program. Billings totaled $440,000 and $469,500 for fiscal year 1995 and 1996, respectively.

In December 1995, the Company announced it had been awarded a $2 million grant by the Commerce Department's National Institute of Standards and Technology
(NIST) Advanced Technology Program (ATP). The award provides funding for the development of medical record documentation systems using open systems standards for linking with other health care


The accompanying notes are an integral part of the financial statements.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

information systems, and applying user interface technologies including large vocabulary speech-recognition and pen combined with flexibly structured knowledge bases to assure ease of use. Medical record documentation systems are a prerequisite to the creation of useful clinical databases for outcome studies, cost effectiveness studies, and other efforts to improve both the quality and the cost effectiveness of medical care in the United States.


The technology developed under the ATP grant will be two-way --- accepting clinical information from the care giver (physician exam notes for example) and feeding back information such as clinical treatment guidelines from central data repositories. The program is a government reimbursement arrangement which is billed monthly as costs are incurred. The program runs December 1995 through November 1997. The Company's policy is to off set research and development expense for the amounts billed under the program. Billings totaled $78,600 for fiscal year 1996. Amounts funded by the government under these grants are paid as costs are incurred. These grants do not contain provisions which would require the Company to repay amounts advanced.


Revenue Recognition

Revenue from product sales is recorded at the time of shipment if no significant obligation relating to the sale remains and collection is deemed probable. Maintenance revenue is recognized ratably over the term of the maintenance agreements. Maintenance revenue for the years ended January 31, 1994, 1995 and 1996 totaled $970,000, $1,188,000, and $ 1,680,000, respectively. Related cost of maintenance revenue is expensed as incurred over the term of the maintenance agreements.

In fiscal 1994, 1995, and 1996, product sales to military and veterans hospitals owned by the United States government totaled $1,992,000, $2,329,000 and $1,083,000, respectively, representing 20%, 19% and 12% of the Company's total revenues.

Cost of Product and Maintenance Revenue

Cost of product and maintenance revenue includes hardware costs, manufacturing overhead, system replacement parts associated with maintenance contracts, third party software royalties and license fees, and amortization of capitalized software.

Warranties and Customer Support

The Company's products include a 90 day warranty that products will be free from defects in materials and workmanship and that the software will perform in accordance with applicable specifications. The Company is obligated to repair or replace, at its option, any products that do not meet specifications. The Company currently receives a one year warranty from its existing


The accompanying notes are an integral part of the financial statements.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

CPU vendor. This vendor-provided warranty reduces, in part, the Company's warranty costs. An accrual is made for costs and is charged to expense at the time of sale.

The Company provides post-sale customer support free of charge for a 90 day period. An accrual is made for customer support at the time of sale and is charged to expense.

Income Taxes

In fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109), which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also requires a valuation allowance against net deferred tax assets if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The adoption of SFAS 109 did not have a material impact on the Company's results of operations or financial position.

Stock Based Compensation


In October 1995, the FASB issued Statement No. 123, Accounting for Stock Based Compensation. Presently, the Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. As allowed under the new standard, the Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants. The Company will continue to account for stock options in this fashion.


Loss Per Share

Loss per share data is based solely on the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding includes the shares associated with the stockholders' lawsuit, which were treated as outstanding for the entire year. The inclusion of common equivalent shares outstanding have not been included because they would be anti-dilutive under the treasury stock method.


The accompanying notes are an integral part of the financial statements.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

Impact of Recently Issued Accounting Standards

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

Reclassifications

Certain prior years' amounts have been reclassified to conform to the current year presentation.

3.  STATUS OF OPERATIONS AND LEGAL PROCEEDINGS

Status of Operations

The Company has incurred substantial operating losses and has had negative cash flow from operations in each of the last three fiscal years. Revenues have declined significantly from fiscal 1995 to 1996 and management expects operating losses to continue into fiscal 1997 as the Company continues to invest in new product development.

In view of the Company's financial condition at January 31, 1996 and its current operating plans for fiscal 1997, the Company has been seeking to raise additional financing. On May 10, 1996 the Company raised approximately $2.3 million from the private placement of 1,320,050 shares of its common stock. Management believes that such financing will be sufficient to sustain the Company's operations through the end of fiscal 1997.

The long term viability of the Company depends on the ability to achieve sustained profitable operations and obtaining additional financing.

There can be no assurances that the May 10, 1996 financing will be sufficient to sustain the Company's operations through fiscal 1997. In the event such financing is not sufficient to sustain the Company's operations through 1997, the Company will seek to obtain additional financing. There can be no assurance however, that such additional financing will be available at commercially reasonable terms, if at all available. In the event the Company is unable to obtain additional financing, it will be forced to curtail expenditures, or attempt a merger with another company.



The accompanying notes are an integral part of the financial statements.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

At January 31, 1996, the Company was not in compliance with Nasdaq By-Laws net worth requirements for the continued listing of the Company's Common Stock on the National Market. The Company believes that the financing it obtained on May 10, 1996 cures this non-compliance. If it does not, the Company will request Nasdaq for an exemption pending the filing of the Company's quarterly report on Form 10-QSB, which the Company anticipates will demonstrate the required level of net worth. If an exemption is not granted, the Company will request that it be eligible for re-admission without having to comply with the higher initial listing requirements. If the Company is not granted such an exemption and is required to meet the initial or relisting requirements to obtain re-admission to the listing, it may not qualify for such re-admission for an undetermined period of time. Suspension of the Company's stock from trading on the National Market System may adversely affect the price of such stock.

Legal Proceedings

Class Action Litigation. The Company announced on April 28, 1994 that the Company and its auditors were reviewing certain aspects of the Company's revenue recognition policies and practices and related matters and that the Company expected this review to result in a substantial loss for fiscal 1994. Subsequently, five purported class action lawsuits were filed in the United States District Court for the District of Massachusetts. These lawsuits were purportedly brought by and on behalf of purchasers of the Company's common stock pursuant or traceable to the Company's Prospectus dated August 17, 1993 and in the aftermarket through April 28, 1994. These lawsuits were filed against the Company. Certain of the lawsuits also named as defendants, Raymond C. Kurzweil (the Company's former Chairman, Chief Technology Officer and former Co-Chief Executive Officer), Bernard F. Bradstreet (former Co-Chief Executive Officer, President, and Chief Financial Officer and director), and the underwriters of the Company's August 1993 initial public offering of common stock, Robertson, Stephens & Co., L.P., Needham & Company, Inc. and the Company's former auditors Coopers & Lybrand L.L.P.

On April 27, 1995, the Company received final court approval of the agreement to settle the stockholder class action litigation. In accordance with the settlement, the class members and their counsel will receive 1,475,827 shares of Common Stock having a value of $7,250,000 based on the average price of shares of Common Stock, as determined by the closing prices during the five consecutive trading days starting May 19, 1995. In June 1995, the class members' counsel received their portion of the shares, 442,748 shares in the aggregate. In March 1996, the remaining 1,033,079 common shares were distributed to class members. In addition, as part of the settlement, the Company made a cash payment of $250,000, and assigned any claims it may have against its former public accountants, Coopers & Lybrand L.L.P. to the class members. The Company believes these proceedings are now concluded as to the Company's involvement.


The accompanying notes are an integral part of the financial statements.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

SEC Investigation. On June 3, 1994, the Company announced that it had been notified by the Securities and Exchange Commission ("SEC") that it had commenced a formal investigation of the Company. The SEC has requested that the Company provide certain documents concerning possible violations of the federal securities laws in connection with the Company's public reports and financial statements.


Pursuant to the Company's Certificate of Incorporation, and certain of its contractual obligations, the Company may be obligated to indemnify its current and former officers and directors and certain other persons under claims arising from the lawsuits, and to reimburse certain costs incurred by such persons as a result of the lawsuits. Matters relating to the indemnification of and reimbursement of certain costs to former officers involved in the lawsuits may be on-going. Based on the Company's investigation and other facts presented in various legal proceedings, it is the Company's belief that the Company is not responsible for costs incurred by such persons as a result of these lawsuits and legal proceedings. Although there can be no assurances that the Company will not face a loss, an estimate of the possible loss or range of loss, if any, could not be made since the outcome of certain proceedings are not final and, accordingly, no accrual is recorded. It is not expected that the loss, if any, will have a materially adverse effect on the Company.

In fiscal 1994, the Company accrued a liability of $2,000,000 for the expected costs of the restatement of its financial statements, legal costs associated with the shareholder lawsuits, and costs of the SEC investigation and related matters. At January 31, 1995 and 1996, the accrued liability has a remaining balance of approximately $700,000 and $100,000, respectively. Subsequent to January 31, 1996, the Company has reduced this accrual for costs incurred in regard to assisting the government in its case against the former officers of the Company.


On July 26, 1995 the Company announced that it had entered into a settlement with the SEC. The Company agreed to a consent decree pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the SEC Exchange Act of 1934, that Kurzweil Applied Intelligence, Inc. cease and desist from committing or causing any violation of certain enumerated sections of those acts.

Nasdaq Proceedings. On June 3, 1994, the Company announced that it had been notified by the National Association of Securities Dealers, Inc. ("NASD") that it was conducting a review of trading in the Company's securities. On July 7, 1995, the Company was informed by NASD that it had concluded its review of the trading activity of the Company's stock without further action.

The Company was in violation of the requirements for continued listing of its common stock on the Nasdaq National Market due to its failure to file in a timely fashion all required financial statements and public reports. The Company's common stock was delisted from the Nasdaq National Market on November 14, 1994 and listed and traded on the Nasdaq SmallCap Market pursuant to a temporary exemption from certain listing requirements.


The accompanying notes are an integral part of the financial statements.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

On December 27, 1994, Nasdaq relisted the Company's Common Stock on the Nasdaq National Market after Nasdaq's Listing Qualifications Committee determined that the Company had substantially met all the criteria necessary for inclusion on the National Market. See further discussion under "Status of Operations".

Department of Justice. In August 1994, the Company received a subpoena from the U.S. Department of Justice ("DOJ") to produce documents in connection with a grand jury investigation regarding the irregularities identified in the information filed in the Company's previous press releases and financial statements.


Texas Litigation. On September 11, 1995, one of the Company's shareholders who opted out of the Shareholder Class Action Litigation of April 28, 1994 legal proceedings, filed a complaint in Dallas County, Texas. The complaint asserted that the Company and certain former officers and directors committed fraud and violated Texas state law and unnamed federal securities laws. The Complaint seeks $1,500,000 in damages. Management believes this case is without merit and intends to defend its position vigorously. Management does not believe there is a reasonable possibility of a material adverse outcome, if any, that will exceed amounts already recognized. If any additional loss may occur, Management believes that loss will not have a material adverse impact of the Company's financial position or results of operations.



The accompanying notes are an integral part of the financial statements.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

4.  MARKETABLE SECURITIES

The following is a summary of available-for-sale securities. The fair values of these securities are based on quoted market prices:

                                                         Available-for-Sale
                                                          Securities
                  ----------------------------------------------------------------------------------------
                                         Gross                   Gross                    Estimated
                     Cost              Unrealized             Unrealized                    Fair
                                         Gains                  Losses                      Value
                  ----------------------------------------------------------------------------------------

January 31, 1996

U.S. Government          $500,623                                                                $500,623
obligations

                  ----------------  ---------------       --------------------      ----------------------
                         $500,623                                                                $500,623
                  ================  ===============       ====================      ======================

January 31, 1995

U.S. Government        $1,501,250                                    $ 91,250                  $1,410,000
obligations

                  ================  ===============       ====================      ======================
                       $1,501,250                                    $ 91,250                  $1,410,000
                  ================  ===============       ====================      ======================



During the years ended January 31, 1995 and 1996, marketable debt available-for-sale securities with a fair value at the date of sale of $ 5,928,000 and $ 1,001,000 were sold, respectively. The gross realized losses on such sales totaled approximately $ 82,000 in fiscal 1995. These losses are included in other expenses in the Statement of Operations. The net adjustment to unrealized holding losses on available-for-sale securities included as a separate component of stockholders' equity totaled $ 91,250 in fiscal 1995. There were no unrealized losses in fiscal 1996. There were no realized or unrealized gains/(losses) recorded in fiscal 1994.


The accompanying notes are an integral part of the financial statements.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

5.  INVENTORY

Inventory as of January 31 consisted of:

                        1995               1996
                  ---------------        -----------
Purchased parts         $212,559           $338,807
Work in process          187,985
Finished goods           636,385             59,676
                  ---------------        -----------
                      $1,036,929           $398,483
                  ===============        ===========


6.  PROPERTY AND EQUIPMENT

Property and equipment as of January 31 consisted of:

                                        1995                   1996
                               --------------------  ---------------------
Computer equipment                      $1,279,948             $2,109,455
Furniture and fixtures                      40,353                 45,340
                               --------------------  ---------------------
                                         1,320,301             $2,154,795
Less accumulated depreciation
and amortization                           660,576              1,230,734
                               --------------------  ---------------------
                                          $659,725               $924,061
                               ====================  =====================


7.  INTANGIBLE ASSETS AND OTHER LONG-TERM LIABILITIES


On September 23, 1993, the Company and Dragon Systems, Inc. (Dragon) settled certain patent infringement litigation between the two companies. As part of such settlement, the Company licensed certain Dragon patents related to continuous speech and other aspects of speech recognition technology. The Company paid Dragon $1,331,250 in fiscal 1994 and $798,000 in fiscal 1996. Under the terms of this agreement, the Company was committed to make aggregate payments of $5,202,000, including $625,000 in settlement of amounts due for product sold during periods prior to September 23, 1993. The following mandatory payments remain outstanding as of January 31, 1996:



The accompanying notes are an integral part of the financial statements.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

June 1, 1996          901,810
June 1, 1997        1,019,460
June 1, 1998        1,151,523
                 -------------
Total              $3,072,793
                 =============


The Company expensed $1,508,000, $1,107,600 and $1,107,600 during fiscal years 1994, 1995, and 1996, respectively. The expense recognized in fiscal year 1994 includes the Company's amortization of prepaid license fees and a charge to operations of $625,000 representing a settlement for products sold during periods prior to September 23, 1993. The remaining asset of $1,476,900 will be amortized on a straight-line basis through May 31, 1997. According to the agreement, the Company, if it chooses not to extend the license, has use of the licensed technology through May 31, 1997. The final payment will then be made in fiscal 1999.


The Company, at its option, can annually extend the license of the technology through fiscal 2006, at which time the license would be fully paid. Total additional payments during the extension period would approximate $13.5 million.

8.  ACCRUED EXPENSES

Accrued expenses as of January 31 consisted of:

                                              1995              1996
                                           --------------    --------------

Deferred revenue                              $1,138,840        $1,238,169
Accrued vacation                                 227,502           210,366
Unbilled receipts                                352,132           317,896
Accrued warranties and customer support          295,901           175,198
Legal, investigative, and audit restatement
costs                                            698,637           100,000
Other                                            321,795           169,478
                                           --------------    --------------
                                              $3,034,807        $2,211,107
                                           ==============    ==============


The accompanying notes are an integral part of the financial statements.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

9.  COMMITMENTS

The Company leases its headquarters under a noncancelable operating lease which expires in June 2000. Annual rental payments will be approximately $402,000 through the end of the lease term. The Company also has a renewable annual lease on a sales office. For the years ended January 31, 1994, 1995, and 1996, rent expense totaled $539,000, $512,000 and $ 361,000, respectively.

10.  CAPITAL STOCK

In August 1993, the Company closed an initial public offering of 2,123,500 shares of its common stock at $10.00 per share. An additional 291,500 shares were sold by certain selling shareholders. The 2,123,500 shares included 315,000 shares issued pursuant to the execution of the underwriters over-allotment option. After underwriting discounts and commissions, and offering expenses, the net proceeds to the Company were $18,210,000. A portion of these proceeds was used for payment of the Company's $1,500,000 bank debt and $1,920,000 subordinated debt to certain stockholders of the Company. Upon the closing of the offering, all outstanding shares of the Company's Series A and Series B convertible preferred stock automatically converted into shares of common stock.

Prior to the initial public offering in August 1993, certain shareholders received exchange rights which exceeded their available holdings of Series A by 1,892,150 shares and, as a result, received warrants to purchase a total of 1,892,150 shares of Series B at $0.60 per share. As part of the offering, in August 1993, 119,933 of warrants were exercised in a cashless transaction.

In connection with certain prior year financings, the Company issued warrants to purchase shares of common stock which expire 5 years from their respective issue dates. As of January 31, 1995 and 1996, there remained outstanding warrants to purchase 157,760 shares of common stock at $7.00 per share.

In March 1994, as a result of the exercise of warrants, the Company issued to an existing shareholder 3,000 shares of common stock. The warrants were exercisable at a price of $7.00 per share.

During fiscal 1995 and 1996, 7,224 shares and 37,104 shares of common stock were issued as a result of the exercise of stock options, respectively. The options were exercisable at a price of $1.50 per share.


The accompanying notes are an integral part of the financial statements.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

11.  STOCK OPTIONS

In April 1995, the Company adopted the 1995 Stock Option Plan ( the 1995 Plan) under which incentive and nonstatutory stock options may be granted to purchase a total of 600,000 common shares. The option price per share and the expiration date are determined by the Board of Directors at the date of grant. Incentive stock options are granted at not less than their fair value as of the date of grant and the options are generally vested over five years and exercisable over ten years. Transactions in fiscal 1996 are as follows:

                                          Option               Option Price
                                          Shares                Per Share
                                   --------------------- -----------------------

Granted                                         229,319           $4.125
Cancelled                                       (24,425)          $5.125
                                   ---------------------
Outstanding at January 31, 1996                 204,894           $4.125
                                   =====================
Available for future grant                      395,102
                                   =====================
Exercisable at January 31, 1996                  21,177           $4.125
                                   =====================

In April 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan ( the Director Plan ) under which nonstatutory stock options are automatically granted to non-employee directors to purchase a total of 100,000 common shares. The option price per share is equal to the fair market value per share of common stock on the date of grant. The expiration date occurs on the tenth anniversary date of the grant or the first anniversary of the date the optionee ceases to serve as a director of the Company. Transactions in fiscal 1996 are as follows:

                                          Option               Option Price
                                          Shares                Per Share
                                   --------------------- -----------------------

Granted                                          50,000           $4.375
                                   ---------------------
Outstanding at January 31, 1996                  50,000           $4.375
                                   =====================
Available for future grant                       50,000
                                   =====================
Exercisable at January 31, 1996                  50,000           $4.375
                                   =====================


The accompanying notes are an integral part of the financial statements.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

In April 1992, the Company adopted the 1992 Stock Option Plan (the 1992 Plan) under which incentive and nonstatutory stock options may be granted to purchase a total of 150,000 common shares. The option price per share and the expiration date are determined by the Board of Directors at the date of grant. Incentive stock options are granted at not less than their fair value as of the date of grant and the options are generally vested and exercisable over a four-year period. In April 1993, shareholders increased the options available under the 1996 Plan to 450,000 shares. Transactions in fiscal 1994, 1995, and fiscal 1996 under the 1992 Plan are as follows:

                                       Option                Option Price
                                       Shares                  Per Share
                                  -----------------     ------------------------

Outstanding at January 31, 1993            186,250      $4.125 - $15.50
Granted                                     59,759      $4.125 - $10.00
Exercised                                     (160)     $9.00
Cancelled                                   (1,160)     $4.125 - $10.00
                                  -----------------
Outstanding at January 31, 1994            244,689      $4.125 - $15.50
Granted                                    288,751      $4.125
Cancelled                                  (83,600)     $9.00  - $15.50
                                  -----------------
Outstanding at January 31, 1995            449,840      $4.125 - $15.50
Cancelled                                     (344)     $4.125
                                  -----------------
Outstanding at January 31, 1996            449,496      $4.125 - $15.50
                                  =================
Available for future grant                     344
                                  =================
Exercisable at January 31, 1996            171,511      $4.125 - $15.50
                                  =================


Effective October 19, 1994, the Board of Directors approved the re-pricing of certain stock options issued under the 1992 plan to $4.125 per share. Under this Plan, 13,780 options were not re-priced.

In February 1990, the Company adopted the 1990 Stock Option Plan (the 1990 Plan) under which incentive and nonstatutory stock options may be granted to purchase a total of 400,000 common shares. In fiscal 1990, the number of shares authorized was increased to 540,000. The option price per share and the expiration date are determined by the Board of Directors at the date of grant. Incentive stock options are granted at not less than their fair value as of the date of grant and the options are generally vested and exercisable over a four-year period. Transactions in fiscal 1994, 1995 and 1996, under the 1990 Plan are as follows:



The accompanying notes are an integral part of the financial statements.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

                                        Option              Option Price
                                        Shares               Per Share
                                    ---------------      -------------------

Outstanding at January 31, 1993            527,250             $1.50
     Exercised                             (53,161)            $1.50
     Cancelled                                (878)            $1.50
                                    ---------------
Outstanding at January 31, 1994            473,211             $1.50
     Granted                                31,249             $4.125
     Exercised                              (7,224)            $1.50
     Cancelled                            (160,553)            $1.50
                                    ---------------
Outstanding at January 31, 1995            336,683         $1.50 - $4.125
     Granted                               138,000             $5.125
     Exercised                             (37,104)            $1.50
     Cancelled                              (4,723)            $1.50
                                    ---------------
Outstanding at January 31, 1996            432,856         $1.50 - $5.125
                                    ===============
Available for future grant                  36,449
                                    ===============
Exercisable at January 31, 1996            296,886         $1.50 - $5.125
                                    ===============

Holders of stock options granted under the 1990 Plan forfeited their rights to exercise their stock options granted under the 1984 Stock Option Plan. As a result, in fiscal 1990, 10,277 stock options previously granted and outstanding under the 1984 Stock Option Plan were canceled.

The 1984 Stock Option Plan (the 1984 Plan) provides for the grant of incentive and nonstatutory stock options as to a total of 18,975 common shares. The option price per share and the expiration date were determined by the Board of Directors at the date of grant. Incentive stock options were granted at not less than their fair value as of the date of grant and the options generally were vested and exercisable ratably over a five-year period. Transactions for the years ended January 31, 1994, 1995, and 1996 under the 1984 Plan are as follows:



The accompanying notes are an integral part of the financial statements.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

                                                   Option        Option Price
                                                   Shares          Per Share
                                         ------------------   ------------------


Outstanding at January 31, 1993                      2,314    $57.00 - $78.00
Cancelled                                           (1,142)   $57.00 - $78.00
                                         ------------------
Outstanding at January 31, 1994,
  January 31, 1995 and January 31, 1996              1,172    $57.00 - $78.00
                                         ==================
Available for future grant                          15,700
                                         ==================
Exercisable at January 31, 1996                      1,172    $57.00 - $78.00
                                         ==================

See Note 10 for outstanding stock purchase warrants.

12.  INCOME TAXES

A reconciliation of the Company's effective tax rate to the statutory federal rate for the years ended January 31 is as follows:

                                                   1994       1995       1996
                                                 --------    ------    -------
Statutory federal rate                              (34.0)%   (34.0)%    (34.0)%
State income taxes, net of federal tax benefit        0.1       ---        ---
Research and development credit                      (0.1)      ---        ---
Net losses without tax benefit                        ---      11.8       30.9
Permanent differences                                 0.2      22.2        3.1
Change in federal valuation allowance                33.8       ---        ---
                                                 --------    ------    -------
                                                      ---       ---        ---
                                                 ========    ======    =======

Permanent differences are primarily due to non-deductible officer's life insurance, business meals and entertainment expenses and the settlement of the stockholders' lawsuit.

The Company prospectively adopted the provisions of SFAS 109 as of February 1, 1993. Adoption did not have a material impact on the Company's results of operations or financial position. Due to the uncertainty of realizing the benefit of the deferred tax asset, a valuation allowance has been fully provided.


The accompanying notes are an integral part of the financial statements.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

Deferred tax assets at January 31 consisted of:

                                             1995                 1996
                                        ---------------      ----------------

Assets:
     Reserves                               $1,461,000            $1,196,000
     Federal NOLs                           15,764,000            16,909,000
     Federal tax credit carryforwards          806,000               900,000
     State NOLs and tax credits,
          net of federal benefit             1,095,000             1,398,000
                                        ---------------      ----------------
     Total assets                           19,126,000            20,403,000
Liabilities:
      Capitalized software                    (445,000)             (796,000)
                                        ---------------      ----------------
Net deferred tax asset                      18,681,000            19,607,000
     Valuation allowance                   (18,681,000)          (19,607,000)
                                        ---------------      ----------------
Deferred tax balance                                $0                    $0
                                        ===============      ================

At January 31, 1995 and 1996, the Company had federal net operating loss carryforwards of approximately $46,000,000 and $49,000,000, respectively. In addition, at January 31, 1995 and 1996, the Company had federal tax credit carryforwards of approximately $806,000 and $900,000, respectively. The net operating loss carryforwards expire during the years 1997 through 2009 and the tax credit carryforwards expire during the years 1997 through 2009. Substantially all of the Company's net operating loss and tax credit carryforwards may be subject to limitation under the provisions of Section 382 of the Internal Revenue Code.

13.  EMPLOYEE BENEFIT PLAN

Effective February 1, 1993, the Company established an elective employee savings plan, the Kurzweil A.I. 401(k) Retirement Plan ("the Plan"). This plan covers substantially all employees. Contributions to the Plan are made by Plan participants into the investments of their choice. The investments of the Plan consist of mutual funds which meet the needs of employee investment objectives. Administrative costs paid by the Company were approximately $6,900 in each of fiscal years 1995 and 1996. The Company currently does not match employee contributions.


The accompanying notes are an integral part of the financial statements.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

14.  CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, investments and trade receivables. The Company places its cash with high quality credit institutions. At times, cash balances may be in excess of the FDIC insurance limit.

Marketable securities include low risk non-equity corporate securities and U.S. Government obligations. At January 31, 1995 and 1996, the Company had $1,410,000 and $501,000, respectfully, invested in highly liquid U.S. Government securities and obligations. These securities are susceptible to market value depreciation if certain changes in market conditions occur.

The Company performs on-going credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses.


The accompanying notes are an integral part of the financial statements.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)



                 Schedule II - Valuation and Qualifying Accounts
                       Kurzweil Applied Intelligence, Inc.


- ------------------------------------------------------------------------------------------------------------------------------------
                 COLUMN A                   COLUMN B                            COLUMN C               COLUMN D        COLUMN E

- ------------------------------------------------------------------------------------------------------------------------------------
               Description                 Balance at                           Additions             Deductions    Balance at End
                                      Beginning of Period   -----------------------------------------                 of Period
                                                            Charged to Costs and     Charged to Other
                                                                  Expenses               Accounts
- ------------------------------------------------------------------------------------------------------------------------------------
Year Ended January 31, 1996
     Allowance for doubtful accounts       $315,000             $105,000                              $133,000      $287,000

Year Ended January 31, 1995
     Allowance for doubtful accounts       $100,000             $231,000                              $ 16,000      $315,000

Year Ended January 31, 1994
     Allowance for doubtful accounts       $241,000             $ 80,000                              $221,000      $100,000

- ------------------------------------------------------------------------------------------------------------------------------------


    The accompanying notes are an integral part of the financial statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:         May 13, 1996       KURZWEIL APPLIED INTELLIGENCE, INC.



                                 By  /s/   Thomas E. Brew, Jr.
                                     Thomas E. Brew, Jr.
                                     President, Chief Executive Officer
                                     Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                             Title                                          Date


/s/   Steven F. Kaplan *               Director                                       May 13, 1996
- --------------------------------------
Steven F. Kaplan


/s/   David R. A. Steadman *           Director                                       May 13, 1996
- --------------------------------------
David R. A. Steadman

/s/   James W. Storey *                Director                                       May 13, 1996
- --------------------------------------
James W. Storey

/s/   William  R. Lonergan *           Director                                       May 13, 1996
- --------------------------------------
William R. Lonergan

/s/   Raymond C. Kurzweil              Chief Technology Officer                       May 13, 1996
- --------------------------------------
Raymond C. Kurzweil

/s/   Thomas E. Brew, Jr.              Chairman                                       May 13, 1996
- -------------------------------------- President and Chief Executive Officer
Thomas E. Brew, Jr.                    (principal executive officer)
                                       Director


/s/   Thomas B. Doherty                Chief Financial Officer                        May 13, 1996
- -------------------------------------- Vice President of Finance
Thomas B. Doherty                      and Treasurer
                                       (principal financial and accounting officer)

By: /s/   Thomas E.Brew, Jr.
- --------------------------------------
Thomas E. Brew, Jr.
Attorney in Fact

                                       61