Form 10QSB
period 1996-04-30
KURZWEIL APPLIED INTELLIGENCE INC /DE/
filed 1996-06-14
CIK 769191

Securities and Exchange Commission

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended February 1, 1996 to April 30, 1996
                                      ----------------    --------------


[ ]   TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       For the transition period from                  to
                                      ----------------    ---------------


                         Commission file number 0-20256

                       KURZWEIL APPLIED INTELLIGENCE, INC.
- -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                     04-2815079
- -------------------------------            ----------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

              411 Waverley Oaks Road, Waltham, Massachusetts 02154
- -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (617) 893-5151
- -------------------------------------------------------------------------------
                           (Issuer's telephone number)


- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X]     No [ ]



   On April 30, 1996, there were 6,790,367 shares of Common Stock outstanding.



    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                       KURZWEIL APPLIED INTELLIGENCE, INC.


                                  FORM 10-QSB


                                      INDEX


                                                                           Page

Part I  -  Financial Information

Item 1.    Financial Statements

           Balance Sheets as of April 30, 1996 and January 31, 1996          3

           Statements of Operations for the Three Month Period
           Ended April 30, 1996 and 1995                                     4

           Statements of Cash Flows for the Three Month Period
           Ended April 30, 1996 and 1995                                     5

           Notes to Financial Statements                                     6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         7


Part II -  Other Information

Item 1.    Legal Proceedings                                                12

Item 6.    Exhibits and Reports on Form 8-K                                 12

Signatures                                                                  13

Exhibit Index                                                               14

                         PART I - FINANCIAL INFORMATION
                       KURZWEIL APPLIED INTELLIGENCE, INC.
                                 BALANCE SHEETS
                                    Unaudited
                                 (in thousands)
Item 1. Financial Statements

                                                                April 30,        January 31,
                                                                  1996             1996
                                                              --------------   -------------

ASSETS
Current assets:
 Cash and cash equivalents                                           $1,441          $2,084
 Marketable securities available for sale                                               501
 Trade accounts receivable, less allowances  of $258,000
  and $287,000 at April 30, 1996 and January 31, 1996,
  respectively                                                        1,394           1,221
 Inventory                                                              402             398
 Other current assets                                                   373             262
                                                              --------------   -------------
       Total current assets                                           3,610           4,466
Property and equipment, net                                             861             924
Intangible assets                                                     1,472           1,745
Capitalized software development costs, net                           1,961           1,593
Other assets                                                            141             136
                                                              --------------   -------------
               Total assets                                          $8,045          $8,864
                                                              ==============   =============

LIABILITIES
Current liabilities:
 Accounts payable                                                      $971            $665
 Accrued expenses                                                     2,355           2,211
 Capital lease obligations                                               17              29
 Current portion of other long-term liabilities                         902             902
                                                              --------------   -------------
       Total current liabilities                                      4,245           3,807
Other long-term liabilities                                           2,169           2,169
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares
 authorized; none issued and outstanding
Common stock, $.01 par value; 10,000,000 shares authorized;
 6,790,367 and 5,733,387 shares issued and outstanding
 at April 30, 1996 and January 31, 1996, respectively                    68              57
Additional paid-in capital                                           62,748          57,647
Common stock to be issued                                                             5,075
Accumulated deficit                                                 (61,185)        (59,891)
                                                              --------------   -------------
       Total stockholders' equity                                     1,631           2,888
                                                              --------------   -------------
            Total liabilities and stockholders' equity               $8,045          $8,864
                                                              ==============   =============
    The accompanying notes are an integral part of the financial statements.


                       KURZWEIL APPLIED INTELLIGENCE, INC.
                            STATEMENTS OF OPERATIONS
                                    Unaudited
                  (in thousands, except for per share amounts)



                                            Three Months Ended April 30,
                                      -----------------------------------------
                                            1996                 1995
                                      ------------------   ------------------
Revenues:
  Product and license revenue                    $1,238               $2,325
  Maintenance revenue                               472                  382
                                      ------------------   ------------------
Total revenues                                    1,710                2,707
                                      ------------------   ------------------
Operating costs and expenses:
  Cost of product, license and
   maintenance revenue                              880                1,295
  Sales and marketing                               950                  929
  Research and development                          678                  478
  General and administrative                        532                  329
                                      ------------------   ------------------
Total operating costs and expenses                3,040                3,031
                                      ------------------   ------------------
Operating loss                                   (1,330)                (324)
Interest expense                                                           2
Interest income                                      30                   59
Other (expense) income, net                           6                   30
                                      ------------------   ------------------
Net loss                                        ($1,294)               ($237)
                                      ==================   ==================
  Net loss per common share                      ($0.19)              ($0.04)
                                      ==================   ==================
  Weighted average number of common
    shares outstanding                        6,774,430            6,731,833
                                      ==================   ==================



    The accompanying notes are an integral part of the financial statements.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                            STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (in thousands)

                                                          Three Months Ended
                                                               April 30,
                                                       ------------------------
                                                           1996         1995
                                                       ----------   -----------

Cash flows from operating activities:
  Net loss                                               ($1,294)        ($237)
  Adjustments to reconcile net loss to net cash
   (used) provided by operating activities:
  Depreciation                                               141           124
  Amortization                                               428           500
  Change in operating assets and liabilities:
    (Increase) in accounts receivable                       (173)          (31)
    (Increase) decrease in inventory                          (4)          247
    (Increase) in other assets                              (124)         (130)
    Increase in accounts payable                             306           261
    Increase (decrease) in accrued expenses
      and other liabilities                                  144          (378)
                                                       ----------   -----------
     Net cash (used) provided by operating activities       (576)          356
                                                       ----------   -----------
Cash flows from investing activities:
  Sale of marketable securities available for sale           501
  Payments for property and equipment, net                   (78)         (235)
  Capitalized software development costs                    (515)         (341)
                                                       ----------   -----------
     Net cash (used) in investing activities                 (92)         (576)
                                                       ----------   -----------
Cash flows from financing activities:
  Payments on capital lease obligations                      (12)          (16)
  Proceeds from issuance of capital stock, net                37             5
                                                       ----------   -----------
  Net cash provided by (used) in financial activities         25           (11)
                                                       ----------   -----------
Net (decrease) in cash                                      (643)         (231)
Cash and cash equivalents, beginning of period             2,084         4,307
                                                       ----------   -----------
Cash and cash equivalents, end of period                  $1,441        $4,076
                                                       ==========   ===========


     The accompanying notes are an integral part of the financial statements

                          KURZWEIL APPLIED INTELLIGENCE
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
   ---------------------

For purposes of this Form 10-QSB, all references to "Fiscal 1997" mean the fiscal year of Kurzweil Applied Intelligence, Inc. (the "Company") ending January 31, 1997. All references to "Fiscal 1996" mean the Company's fiscal year ended January 31, 1996.

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's 1996 Annual Report for the fiscal year ended January 31, 1996.

2. LEGAL PROCEEDINGS
   -----------------


Texas Litigation On September 11, 1995, one of the Company's shareholders who opted out of the Shareholder Class Action Litigation of April 28, 1994 legal proceedings, filed a complaint in Dallas County, Texas. The complaint asserted that the Company and certain former and current officers and directors committed fraud and violated Texas state law and unnamed federal securities laws. The shareholder seeks $1,500,000 in damages as a result of his purchase of 1,000 shares of the Company's Common Stock. Management believes that the amount of damages being claimed are excessive and without merit and intends to defend its position vigorously. Management does not believe there is a reasonable possibility of a material adverse outcome, if any, that will exceed amounts already reserved. If any additional loss may occur, management believes that loss will not have a material adverse impact on the Company's financial position or results of operations.


Nasdaq Regulatory Requirements


At April 30, 1996 the Company was not in compliance with NASD net worth requirements for the continued listing of the Company's Common Stock on the Nasdaq National Market. The Company believes that the financing it obtained on May 9, 1996 cures this non-compliance. If it does not, the Company will request from Nasdaq an exemption pending the filing of the Company's quarterly report on Form 10-QSB for the second quarter ending July 31, 1996, which the Company anticipates will demonstrate the required level of net worth. If exemption is not granted, the Company will request that it be eligible for re-admission without having to comply with the higher initial listing requirements. If the Company is not granted such an exemption and is required to meet the initial or relisting requirements to obtain re-admission to the listing, it may not qualify for such re-admission for an undetermined period of time. Suspension of the Company's common stock from trading on the Nasdaq National Market may adversely affect the price thereof.


3. INTANGIBLE ASSETS AND OTHER LONG-TERM LIABILITIES
   -------------------------------------------------

On September 23, 1993, the Company and Dragon Systems, Inc. (Dragon) settled certain patent infringement litigation between the two companies. As part of such settlement, the Company licensed certain Dragon patents related to continuous speech and other aspects of speech recognition technology. The Company paid Dragon $1,331,250 in fiscal 1994 and $798,000 in fiscal 1996. Under the terms of this agreement, the Company was committed to make aggregate payments of $5,202,000 including $625,000 in settlement of amounts due for products sold during periods prior to September 23, 1993. The following mandatory payments remain outstanding as of April 30, 1996:

June 1, 1996                    901,810
June 1, 1997                  1,019,460
June 1, 1998                  1,151,523
                             ----------
Total                        $3,072,793
                             ==========

The Company expensed $1,107,600 during fiscal year 1996, and will amortize the remaining asset of $1,200,000 on a straight-line basis through May 31, 1997. The Company expensed $277,000 relating to the Dragon agreement for the three months ended April 30, 1996. According to the agreement, the Company, if it chooses not to extend the license, has use of the licensed technology through May 31, 1997. The final payment will then be made in fiscal 1999.

The Company, at its option, can annually extend the license of the technology through fiscal 2006, at which time the license would be fully paid. Total additional annual payments increasing at a rate of 13% per year during the extension period would approximate $13.5 million

4. Subsequent Event
   ----------------

On May 10, 1996 the Company received $2,376,000 from the private sale of 1,320,050 shares of common stock to an investment fund.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

RESULTS OF OPERATIONS

Total Revenues. The Company's total revenues consist of revenue from the sale and licensing of Company products and revenue from maintenance contracts.

          Revenues for the three months ended April 30, 1996 totaled $1,710,000, 37% lower than the $2,707,000 in the same period of the prior year. The decrease was due to the lower volume of VoiceMED(R) units sold. The decrease in VoiceMED(R) product shipments was due to the lower acceptance of the older DOS operating platform technology and the continued slowdown of orders from the government sector. Maintenance revenue for the three months ended April 30, 1996 increased to $472,000 from $382,000 in the same period of the prior year. The increase is a result of the larger installed base of customers as well as the increased emphasis by the Company on programs to promote recurring revenue from maintenance contracts. Included in the revenue for the period ending April 30, 1996 was $400,000 in licensing fees from one customer for the Kurzweil VOICE(TM) for Windows product.


Cost of Product and Maintenance Revenue. Cost of product and maintenance revenue includes hardware costs, manufacturing overhead, system replacement parts associated with maintenance contracts, third party software royalties and license fees, and amortization of capitalized software.


          Cost of product and maintenance revenue for the three months ended April 30, 1996 totaled $880,000 or 51% of total revenues, compared to $1,295,000 or 48% of total revenues in the same period of the prior year. The decrease in cost of product and maintenance revenues, in dollars, relates to the $400,000 in licensing fees for the Kurzweil VOICE for Windows product. On a percentage basis the cost of product and maintenance revenues increased during the three months ended April 30, 1996 as compared to the same period of the prior year due to the decrease in revenue and the recurring costs associated with the amortization of the Dragon license and capitalized software development costs. The Company also increased its reserve against capitalized software $100,000 for the quarter ended April 30, 1996 due to the uncertainty relating to recoverability of those software development costs.


Sales and Marketing Expenses. Sales and marketing expenses include the costs for marketing, selling and supporting the Company's products.

          Sales and marketing expenses increased to $950,000 for the three months ended April 30, 1996 from $929,000 in the same period of the prior year, representing 55% and 34% of total revenues, respectively. This increase is attributable to having a fully staffed direct sales force of 8 people at April 30, 1996 compared to 4 direct sales people at April 30, 1995

Research and Development Expenses. Research and development expenditures consist principally of personnel costs, allocated facility costs, and associated equipment amortization and depreciation. A portion of the total research and development expenditures are capitalized in accordance with Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the amortization of which is included in cost of product and maintenance revenue.

          Total research and development expenses, net of capitalization, increased to $678,000 for the three month period ended April 30, 1996 from $478,000 in the same period of the prior year, representing 40% and 18% of total revenues, respectively. The increase in research and development expenses is associated with the Company's continued commitment to enhance and develop the Company's technology and products. This commitment included the increase in the research and development staff to 57 people as of April 30, 1996 as compared to 46 in the same period of the prior year. In April 1996, the Company successfully released Kurzweil VOICE(TM) for Windows 2.0 and is scheduled to begin shipping Clinical Reporter(TM), the new Windows(TM) based product for the Medical Applications Group, in the second quarter of fiscal 1997.


General and Administrative Expenses. General and administrative expenses include those costs associated with general corporate needs and administrative functions.



          General and administration expenses increased to $532,000 for the three months ended April 30, 1996 from $329,000 in the same period of the prior year, representing 31% and 11% of total revenues, respectively. The difference is due to a $200,000 reserve relating to the Company's potential obligation under its corporate indemnification agreement with a former officer of the Company. Pursuant to the Company's Certificate of Incorporation, and certain of its contractual obligations, the Company may be obligated to indemnify its current and former officers, directors and certain other persons under claims arising from the Company's class action litigation, and to reimburse certain costs incurred by such persons as a result of the lawsuits, investigations and proceedings. On May 17, 1996 the Company received a claim from a former officer for indemnification for certain legal expenses, as a result of his acquittal on May 14, 1996 in a recent criminal trial. As a result of receiving this claim for indemnification, the Company is currently able to estimate the amount of costs associated with an unfavorable outcome related to these indemnification matters and has therefore accrued for such possibility. Management believes this claim is without merit and intends to defend its position vigorously.


Income Taxes. At January 31, 1996, the Company had federal net operating loss carryforwards of approximately $49,000,000. In addition, at January 31, 1996, the Company had federal tax credit carryforwards of approximately $900,000. The net operating loss carryforwards expire during the years 1997 through 2009 and the tax credit carryforwards expire during the years 1997 through 2009. Substantially all of the Company's net operating loss and tax credit carryforwards are subject to limitation under the provisions of Section 382 of the Internal Revenue Code.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------


At April 30, 1996, the Company's principal source of liquidity was cash and cash equivalents of $1,440,000, as compared to cash and cash equivalents of $2,084,000 as of January 31, 1996.


The Company's operating activities used cash of $576,000 for the three months ended April 30, 1996. The Company will be required to pay $902,000 to Dragon Systems Inc., on June 1, 1996 as part of the patent cross license agreement. (See Note 3 "Intangible Assets and Other Long - Term Liabilities" of Notes to Financial Statements.)

On April 30, 1996 the Company had negative working capital of $635,000 as compared to positive working capital of $659,000 as of January 31, 1996.

The Company has incurred operating losses since its inception and these losses are expected to continue into 1997. On May 10, 1996 the Company received $2,376,000 from the private sale of 1,320,050 shares of Common Stock to an investment fund. The long term financial stability of the Company, however, is dependent on achieving profitable operations and obtaining additional financing.

There can be no assurances that the funds raised in the May 10, 1996 financing will be sufficient to sustain the Company's operations through fiscal 1997. The Company's future capital requirements will depend on many factors, including the progress and scope of its research and development programs. To the extent that the Company is not able to fund its future operations through the sale of its products, the Company will need to obtain additional funds through private or public financing. There is no assurance that the Company can obtain such additional financing. If additional financing is not obtained, the Company will likely be required to restructure its operations, curtail its spending in research and development, or attempt a merger or other strategic alliance with another company. The Company's inability to obtain an audit opinion on its fiscal 1993 financial statements and its statements of operations, cash flows, and stockholders equity for fiscal 1994 prevented the Company from seeking public financing in 1994 and 1995. Public financing would be subject to market conditions and other uncertainties, and no assurance can be given that the Company could obtain public financing at any time. Either public or private equity financing is likely to result in dilution of the Company's existing stockholders.


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

Cautionary Statement

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involkes risk and uncertainties. In particular, statements contained in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts (including, but not limited to statements concerning anticipated operating expense levels and such expense levels relative to the Company's total revenues and expected losses) are "forward-looking statements." The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to the factors discussed above as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors, and others, are discussed from time to time in the Company's Securities and Exchange Commission filings.

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Footnote 2 of Notes to the Financial Statements for a description of certain litigation and other legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

6.      Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit No.                 Description
- -----------                 -----------

10.1 Selling Agency agreement dated May 7, 1996 between the Company and Miller, Johnson & Kuehn, Incorporated.


10.2 Purchase Agreement dated as of May 9, 1996 between the Company and Special Situations Fund, L.P.


10.3 Financial Consulting Agreement dated May 8, 1996 between the Company and Miller, Johnson & Kuehn, Incorporated.


27       Financial Data Schedule (EDGAR Filing only)


(b) No Reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June  14, 1996        KURZWEIL APPLIED INTELLIGENCE, INC.



                            By: /s/  Thomas E. Brew, Jr.
                                ---------------------------------
                                Thomas E. Brew, Jr.
                                President and Chief Executive Officer



                            By: /s/  Thomas B. Doherty
                                ---------------------------------
                                Thomas B. Doherty
                                Chief Financial Officer, Vice President of
                                Finance and Treasurer
                                (principal financial and chief accounting
                                officer)

                                  EXHIBIT INDEX


Exhibit No.                        Description                         At Page
- -----------                        -----------                         -------

10.1 Selling Agency Agreement dated May 7, 1996 between the Company and Miller, Johnson & Kuehn, Incorporated.

10.2 Purchase Agreement dated as of May 9, 1996 between the Company and Special Situations Fund, L. P.


10.3 Financial Consulting Agreement dated May 8, 1996 between the Company and Miller, Johnson & Kuehn, Incorporated


27            Financial Data Schedule (EDGAR Filing only)