Form 10QSB
period 1996-07-31
KURZWEIL APPLIED INTELLIGENCE INC /DE/
filed 1996-08-19
CIK 769191

Securities and Exchange Commission

                           Washington, DC 20549

                                FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended July 31, 1996

[  ]  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from _______________ to ______________

                      Commission file number 0-20256

                  KURZWEIL APPLIED INTELLIGENCE, INC.
- --------------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

          Delaware                                     04-2815079
- --------------------------------           -------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

            411 Waverley Oaks Road, Waltham,  Massachusetts 02154
- --------------------------------------------------------------------------------
                 (Address of principal executive offices)

                              (617) 893-5151
- --------------------------------------------------------------------------------
                        (Issuer's telephone number)

- --------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes [ X ] No [ ]


      On July 31, 1996, there were 9,056,916 shares of Common Stock outstanding.


    Transitional Small Business Disclosure Format (Check one): Yes [] No [X]

                       KURZWEIL APPLIED INTELLIGENCE, INC.

                                   FORM 10-QSB

                                      INDEX


                                                                                             Page
                                                                                             ----
      Part I  -  Financial Information

            Item 1.     Financial Statements

                        Balance Sheets as of July 31, 1996 and January 31, 1996                3

                        Statements of Operations for the Three and Six  Month Periods
                        Ended July 31, 1996 and 1995                                           4

                        Statements of Cash Flows for the Three and  Six Month Periods
                        Ended July 31, 1996 and 1995                                           5

                        Notes to Financial Statements                                          6

            Item 2.     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                              8

      Part II  -  Other Information

            Item 1.           Legal Proceedings                                               13

            Item 4.           Submission of Matters to a Vote of Security Holders             13

            Item 6.           Exhibits and Reports on Form 8-K                                13

      Signatures                                                                              14

      Exhibit Index                                                                           15



                         PART I - FINANCIAL INFORMATION
                       KURZWEIL APPLIED INTELLIGENCE, INC.
                                 BALANCE SHEETS
                                    Unaudited
                                 (in thousands)


Item 1. Financial Statements


                                                                          July 31,       January 31,
                                                                            1996            1996
                                                                        --------------   ------------

ASSETS
Current assets:
       Cash and cash equivalents                                               $3,179         $2,084
       Marketable securities available for sale                                                  501
       Trade accounts receivable, less allowances of $258,000 and
       $287,000 at July 31, 1996 and January 31, 1996,
       respectively                                                             2,124          1,221
       Inventory                                                                  473           398
       Other  current assets                                                      343            262
                                                                        --------------   ------------
               Total current assets                                             6,119          4,466
Property and equipment, net                                                       821            924
Intangible assets                                                               1,192          1,745
Capitalized software development costs, net                                     2,252          1,593
Other assets                                                                      115            136
                                                                        --------------   ------------
                       Total assets                                           $10,499         $8,864
                                                                        ==============   ============

LIABILITIES
Current liabilities:
       Accounts payable                                                        $1,151           $665
       Accrued expenses                                                         2,266          2,211
       Capital lease obligations                                                   17             29
       Current portion of other long-term liabilities                           1,019            902
                                                                        --------------   ------------
               Total current liabilities                                        4,453          3,807
Other long-term liabilities                                                     1,152          2,169
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares
       authorized; none issued and outstanding
Common stock, $.01 par value; 15,000,000 and 10,000,000 shares authorized at July 31, 1996 and January 31, 1996,
      respectively; 9,056,916 and 5,733,387 shares issued and
       outstanding at July 31, 1996 and January 31, 1996,
       respectively                                                                91             57
Additional paid-in capital                                                     66,726         57,647
Common stock to be issued                                                                      5,075
Accumulated deficit                                                           (61,923)       (59,891)
                                                                        --------------   ------------
       Total stockholders' equity                                               4,894         2,888
                                                                        --------------   ------------
               Total liabilities and stockholders' equity                     $10,499        $8,864
                                                                        ==============   ============


    The accompanying notes are an integral part of the financial statements.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                            STATEMENTS OF OPERATIONS
                                    Unaudited
                  (in thousands, except for per share amounts)




                                                      Three Months Ended                  Six Months Ended
                                                           July 31,                           July 31,
                                                  ---------------------------        -------------------------
                                                      1996             1995             1996           1995
                                                  ------------      ---------        ----------      ---------
Revenues:
       Product and license revenue                     $1,735         $2,101            $2,973         $4,427
       Maintenance revenue                                462            415               934            797
                                                  ------------      ---------        ----------      ---------
Total revenues                                          2,197          2,516             3,907          5,224
                                                  ------------      ---------        ----------      ---------
Operating costs and expenses:
       Cost of product, license and
        maintenance revenue                               860            961             1,741          2,256
       Sales and marketing                                989            873             1,939          1,803
       Research and development                           753            638             1,431          1,116
       General and administrative                         364            404               896            740
                                                  ------------      ---------        ----------      ---------
Total operating costs and expenses                      2,966          2,876             6,007          5,915
                                                  ------------      ---------        ----------      ---------
Operating loss                                           (769)          (360)           (2,100)          (691)
Interest expense                                            1              4                 2              6
Interest income                                            27             53                58            112
Other (expense) income, net                                 5             13                12             50
                                                  ============      =========        ==========      =========
Net loss                                                ($738)         ($298)          ($2,032)         ($535)
                                                  ============      =========        ==========      =========
       Net loss per common share                       ($0.09)        ($0.04)           ($0.27)        ($0.08)
                                                  ============      =========        ==========      =========
       Weighted average number of common
               shares outstanding                   8,440,978       6,757,632        7,616,860       6,744,916
                                                  ============      =========        ==========      =========




    The accompanying notes are an integral part of the financial statements.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                            STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (in thousands)



                                                                          Six Months Ended July 31,
                                                                   -----------------------------------
                                                                       1996                  1995
                                                                   -----------            -----------
Cash flows from operating activities:
     Net loss                                                         ($2,032)                  ($535)
     Adjustments to reconcile net loss to net cash
      ( used ) by operating activities:
     Depreciation                                                         260                     256
     Amortization                                                         904                     953
     Provision on doubtful accounts                                                                 5
     Change in operating assets and liabilities:
        (Increase) in accounts receivable                                (903)                    (94)
        (Increase) decrease in inventory                                  (75)                    320
        (Increase) in other assets                                        (68)                   (106)
        Increase (decrease)  in accounts payable                          486                     (56)
        Increase (decrease) in accrued expenses
           and other liabilities                                           55                    (858)
                                                                   ----------             -----------
     Net cash  (used) by operating activities                          (1,373)                   (115)
                                                                   ----------             -----------
Cash flows from investing activities:
     Sale of marketable securities available for sale                     501
     Payments for property and equipment, net                            (157)                   (326)
     Capitalized software development costs                            (1,000)                   (611)
                                                                   ----------             -----------
     Net cash (used) in investing activities                             (656)                   (937)
                                                                   ----------             -----------
Cash flows from financing activities:
     Payments on capital lease obligations                                (12)                    (47)
     Payments on licensing agreement                                     (902)                   (798)
     Proceeds from issuance of capital stock, net                       4,038                      56
                                                                   ----------             -----------
     Net cash provided by (used) in financial activities                3,124                    (789)
                                                                   ----------             -----------
Net increase (decrease) in cash                                         1,095                  (1,841)
Cash and cash equivalents, beginning of period                          2,084                   4,307
                                                                   ----------             -----------
Cash and cash equivalents, end of period                               $3,179                  $2,466
                                                                   ==========             ===========



     The accompaying notes are an integral part of the financial statements

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

2. LEGAL PROCEEDINGS
   -----------------

Texas Litigation On September 11, 1995, one of the Company's shareholders who opted out of the shareholder class action litigation, which was subsequently settled in April of 1995, filed a complaint in Dallas County, Texas against the Company and certain of its current and former directors and officers. The complaint asserts that the defendants committed fraud and violated Texas state law and unnamed federal securities laws. The shareholder seeks $1,500,000 in damages as a result of his purchase of 1,000 shares of the Company's Common Stock. Management believes that the damages being claimed are excessive and intends to defend its position vigorously. Management does not believe there is a reasonable possibility of a material adverse outcome that will exceed amounts already reserved. If any additional loss occurs, management believes that the loss will not have a material adverse impact on the Company's financial position or results of operations.

Nasdaq Regulatory Requirements
- ------------------------------

At April 30, 1996 the Company was not in compliance with NASD net worth requirements for the continued listing of the Company's Common Stock on the Nasdaq National Market. The Company received from Nasdaq an extension of time until August 19, 1996 to demonstrate compliance with the continued listing requirements. The Company believes that with the filing of this Form 10-QSB on August 19, 1996, the Company will be in compliance as of July 31, 1996.
There can be no assurance that the Company will be able to maintain its listing. Suspension of the Company's common stock from trading on the Nasdaq National Market may adversely affect the price of the Company's common stock.

3. INTANGIBLE ASSETS AND OTHER LONG-TERM LIABILITIES
   -------------------------------------------------

On September 23, 1993, the Company and Dragon Systems, Inc. (Dragon) settled certain patent infringement litigation between the two companies. As part of such settlement, the Company licensed certain Dragon patents related to continuous speech and other aspects of speech recognition technology. The Company paid Dragon $1,331,250 in fiscal 1994, $798,000 in fiscal 1996 and $901,810 in June 1996. Under the terms of this agreement, the Company was committed to make aggregate payments of $5,202,000 including $625,000 in settlement of amounts due for products sold during periods prior to September 23, 1993. The following mandatory payments remain outstanding as of July 31, 1996:


June 1, 1997                           1,019,460
June 1, 1998                           1,151,523
                                   --------------
Total                                 $2,170,983
                                   ==============


The Company expensed $1,107,600 during fiscal year 1996, and will amortize the remaining asset of $923,000 on a straight-line basis through May 31, 1997. The Company expensed $544,000 relating to the Dragon agreement for the six months ended July 31, 1996. According to the agreement, the Company, if it chooses not to extend the license, has use of the licensed technology through May 31, 1997. The final payment will then be made in fiscal 1999.

The Company, at its option, can annually extend the license of the technology through fiscal 2006, at which time the license would be fully paid. Total additional annual payments increasing at a rate of 13% per year during the extension period would approximate $13.5 million

4. Capital Stock
   -------------

On May 3, 1996, the Company's Board of Directors adopted an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 10 million to 15 million shares. The amendment was approved by stockholders at the Annual Meeting on July 19, 1996.

On May 10, 1996, the Company received approximately $2,376,000 from the private sale of 1,320,050 shares of common stock to an investment fund.

On July 31, 1996, the Company received approximately $1,669,500 from the private sale of 927,500 shares of common stock to accredited investors.

In connection with these private sales, the Company also issued 224,755 warrants to purchase shares of the Company's common stock at a price of $2.00 per share which are exercisable for a period of up to ten years.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
        ------------------------------------------------------------------------

RESULTS OF OPERATIONS
- ---------------------

Total Revenues. The Company's total revenues consist of revenue from the sale and licensing of Company products and revenue from maintenance contracts.

      Three months. Revenue for the three months ended July 31, 1996 totaled $2,197,000, 13% lower than the $2,516,000 of revenue in the same period of the prior year. The decrease in revenue was a result of lower license fees for the Kurzweil Voice for Windows product for the quarter ended July 31, 1996 of $62,000 as compared to $635,000 for the same period of the prior year. Included in the revenue for the quarter ended July 31, 1995 was $600,000 in license fees from one customer of the Kurzweil Voice for Windows product.

      On July 30, 1996, the Company released for shipment the new Kurzweil Clinical Reporter system, the Company's Windows based medical reporting product. This release was responsible for the increase in medical product revenues to $1,066,000 for the second quarter ended July 31, 1996 as compared to $1,040,000 for the same period of the prior year.

      Maintenance revenue for the three month period ended July 31, 1996 increased to $462,000 from $415,000 in the same period of the prior year. This increase was a result of the larger installed base of medical systems as compared to the same period of the prior year.

      Six Months. Revenue for the six months ended July 31, 1996 totaled $3,907,000, 25% lower than the $5,224,000 of revenue in the same period of the prior year. Lower shipments of the Company's VoiceMED products and lower license fees for the Kurzweil Voice for Windows product was responsible for the decline in sales for the six month period.

      Maintenance revenue for the six month period ended July 31, 1996 increased to $934,000 from $797,000 in the same period of the prior year. The increase is a result of the larger installed base of customers as well as the increased emphasis by the Company on programs to promote receiving revenue from maintenance contracts.

Cost of Product, License and Maintenance Revenue. Cost of product, license and maintenance revenue includes hardware costs, manufacturing overhead, system replacement parts associated with maintenance contracts, third party software royalties and license fees, and amortization of capitalized software.

      Three months. Cost of product, license and maintenance revenue for the three months ended July 31, 1996 totaled $860,000 or 39% of total revenues, compared to $961,000 or 38% of total revenues in the same period of the prior year.

      Six Months. Cost of product, license and maintenance revenue for the six months ended July 31, 1996 totaled $1,741,000 or 44% of total revenues, compared to $2,256,000 or 43% of total revenues in the same period of the prior year.

Sales and Marketing Expenses. Sales and marketing expenses include the costs for marketing, selling and supporting the Company's products.

      Three Months. Sales and marketing expenses increased to $989,000 for the three months ended July 31, 1996 from $873,000 in the same period of the prior year, representing 45% and 35% of total revenues, respectively. The increase in expenses was primarily the result of the increased spending to launch and promote the new Kurzweil Clinical Reporter product line during the quarter ended July 31, 1996. Those higher expenses included increased sales force, trade shows, promotion and collateral marketing materials.

      Six Months. Sales and marketing expenses increased to $1,939,000 for the six months ended July 31, 1996 from $1,803,000 in the same period of the prior year, representing 49% and 35% of total revenues, respectively. The higher expenses were primarily the result of the increased spending to launch and promote the new Kurzweil Clinical Reporter product line in the six months ended July 31, 1996.

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

      Three Months. Total research and development expenses, net of capitalization, for the three month period ended July 31, 1996 increased to $753,000 or 32% of total revenues, compared to $638,000 or 25% of total revenues in the same period of the prior year. The increase was primarily the result of the Company's continued commitment to the development and enhancement of new products and technology. The research and development group including technical documentation had 67 people at July 31, 1996 as compared to 52 at the end of July of the prior year.

      Six Months. Total research and development expenses, net of capitalization, increased to $1,431,000 for the six months ended July 31, 1996 from $1,116,000 in the same period of the prior year, representing 35% and 21% of total revenues, respectively. The increased staffing and applicable expenses were responsible for the increase in expenses for the comparable periods.

General and Administrative Expenses. General and administrative expenses include those costs associated with general corporate needs and administrative functions.

      Three months. General and administrative expenses decreased to $364,000 for the three months ended July 31, 1996 from $404,000 in the same period of the prior year, representing 15% and 16% of total revenues, respectively. The decrease was attributable to the Company's continuing efforts to reduce overhead expenses.

      Six months. General and administrative expenses increased to $896,000 for the six months ended July 31, 1996 from $740,000 in the same period of the prior year, representing 22% and 14% of total revenues, respectively. The increase was primarily a result of reserves taken during the first quarter of fiscal 1997 for litigation expenses.

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

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------


At July 31, 1996, the Company's principal source of liquidity was cash and cash equivalents of $3,179,000 , as compared to cash and cash equivalents of $2,084,000 at January 31, 1996.

The Company's operating activities used cash of $1,373,000 for the six months ended July 31, 1996. The Company will be required to pay $1,019,000 to Dragon Systems Inc., on June 1, 1997 as part of the patent cross license agreement. (See Note 3 "Intangible Assets and Other Long - Term Liabilities" of Notes to Financial Statements.)

At July 31, 1996 the Company had working capital of $1,666,000 as compared to working capital of $659,000 at January 31, 1996. This increase results primarily from the private placement equity sales less amounts used to fund the Company's losses and other commitments.

In order to fund its losses through the transition period of new product introductions, the Company initiated the process to raise funds through a private placement of its common stock. On May 10, 1996 the Company received approximately $2,376,000 from the private sale of 1,320,050 shares of common stock to an investment fund. On July 31, 1996 the Company received an additional $1,669,500 through the private sale of 927,500 shares of common stock to accredited investors. The Company has sufficient funds to sustain its operations through at least fiscal 1997.

The longer term financial stability of the Company is dependent on achieving profitable operations and obtaining additional financing. The Company's future capital requirements will depend on many factors, including the progress and scope of its research and development programs and the level and profitability of sales. To the extent that the Company is not able to fund its future operations through the sale of its products, the Company will need to obtain additional funds through private or public financing. There is no assurance that the Company can obtain such additional financing. If the Company requires additional financing or additional financing is not obtained, the Company will likely be required to restructure its operations, curtail its spending in research and development, or attempt a merger or other strategic alliance with another company. Public financing would be subject to market conditions and other uncertainties, and no assurance can be given that the Company could obtain public financing at any time. Either public or private equity financing is likely to result in dilution of the Company's existing stockholders.

Certain Factors that May Affect Future Results

The Company's future results are subject to substantial risks and uncertainties. The Company currently derives substantially all of its revenue from the sale of software licenses that utilize speech recognition to create text documents.

The Company believes that factors affecting the ability of the Company's products to achieve general market acceptance include product performance, price, ease of adoption and learning. To be successful in the future the Company must respond promptly and effectively to the challenges of technological change and its competitors' innovations by continually enhancing its current products and developing new products on a timely basis. Certain current and potential competitors of the Company which are more established, benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company. Competitive pressures or other factors, including entry into new markets, may result in significant price erosion that could have a material adverse effect on the Company's result of operations.

The Company believes that its operating results could vary significantly from quarter to quarter. The Company's license fee revenue in any quarter is substantially dependent on orders booked and shipped in that quarter. The timing of license fee revenue is influenced by a number of factors, including; the timing of individual orders and shipments of its products, customer buying patterns, changes and delays in product development, and the amount and timing of sales and marketing expenditures. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed in the short-term, variations in revenue can cause significant fluctuations in operating results from quarter to quarter and may result in anticipated quarterly earnings shortfalls or losses. In such event, the market price of the Company's common stock would likely be materially adversely affected.

Cautionary Statement

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risk and uncertainties. In particular, statements contained in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts (including, but not limited to statements concerning anticipated operating expense levels and such expense levels relative to the Company's total revenues and expected losses) are "forward-looking statements." The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to the factors discussed above as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors, and others, are discussed from time to time in the Company's Securities and Exchange Commission filings.

                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

Reference is made to Footnote 2 of Notes to the Financial Statements for a description of certain litigation and other legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

On July 19, 1996, the Company held its Annual Meeting of Stockholders. The matters considered at the meeting consisted of the following.

1. The election of six directors to serve for a term of one year and until their successors are elected and qualified. The results of the voting were as follows:

               Nominee             Votes For      Votes Withheld
          -------------------      ---------      --------------
          Thomas E. Brew, Jr.      4,610,762         55,275
          Steven F. Kaplan         4,610,108         55,929
          Raymond C. Kurzweil      4,610,258         64,779
          William R. Lonergan      4,587,329         78,708
          David R. A. Steadman     4,585,983         80,054
          James W. Storey          4,585,683         80,354

2. The approval of an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the shares of common stock the Company is authorized to issue from 10 million shares to 15 million shares. The results of the voting were as follows:

            For              Against        Abstain         No Vote
            ---              -------        -------         -------
            4,593,087        66,030          6,920            0

3. The approval of a financing plan to sell shares of common stock of the Company in a private placement. The results of the voting were as follows:

            For              Against        Abstain         No Vote
            ---              -------        -------         -------
            4,591,582        63,987         10,468            0

4. To transact other business including the adjournment of the meeting for purposes of soliciting additional proxies to achieve a quorum or to obtain an affirmative vote on other proposals. The results of the voting were as follows:

            For              Against        Abstain         No Vote
            ---              -------        -------         -------
            4,278,017        373,252`       14,768            0


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    6.       Exhibits and Reports on Form 8-K

    (a)      Exhibits.

      Exhibit No.  Description
      ----------   ------------

      3.1 Restated Certificate of incorporation filed with the Delaware Secretary of State on July 25, 1996.


      10.1 Selling Agency agreement dated July 3, 1996 between the Company and Miller, Johnson & Kuehn, Incorporated and Form of Warrant


      10.2        Form of Subscription Agreement and Letter of Investment Intent


      27          Financial Data Schedule (EDGAR Filing only)

(b)         Reports on Form 8-K.   During the second fiscal quarter of Fiscal
            1997, the following reports on Form 8-K were filed:

            Date:             May 9, 1996

            Item Reported:    Item 5 Other Events (Private Placements)

            Date:             June 28, 1996

            Item Reported:    Item 4. Changes In  Registrant's Certifying
            Accountant

            No financial statements were filed with the foregoing reports.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 1996               KURZWEIL APPLIED INTELLIGENCE, INC.



                                    By:   /s/  Thomas E. Brew, Jr.
                                          -------------------------------------
                                          Thomas E. Brew, Jr.
                                          President and Chief Executive Officer



                                    By:   /s/   Thomas B. Doherty
                                          -------------------------------------
                                          Thomas B. Doherty
                                          Chief Financial Officer, Vice
                                          President of inance and Treasurer
                                          (principal financial and chief
                                          accounting officer)

                                 EXHIBIT INDEX


Exhibit No.       Description                                           At Page
- ----------        -----------                                           -------

        3.1 Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 25, 1996


       10.1 Selling Agency Agreement dated July 3, 1996 between the Company and Miller, Johnson & Kuehn, Incorporated and Form of Warrant


       10.2      Form of Subscription  Agreement and Letter of
                 Investment Intent


      27         Financial Data Schedule (EDGAR Filing only)