Form 10QSB
period 1996-10-31
KURZWEIL APPLIED INTELLIGENCE INC /DE/
filed 1996-12-12
CIK 769191

Securities and Exchange Commission

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1996

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        For the transition period from _______________ to ______________

                         Commission file number 0-20256

                       KURZWEIL APPLIED INTELLIGENCE, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                       04-2815079
--------------------------------           ------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)


             411 Waverley Oaks Road, Waltham, Massachusetts (02154)
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (617) 893-5151
                           ---------------------------
                           (Issuer's telephone number)


             -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)
,

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [ X ] No [ ]


  On October 31, 1996, there were 9,059,448 shares of Common Stock outstanding.


    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            Exhibit index on Page 15

                                    1 of 15

                       KURZWEIL APPLIED INTELLIGENCE, INC.

                                   FORM 10-QSB

                                      INDEX


                                                                           Page
                                                                           ----
Part I - Financial Information

     Item 1.   Financial Statements

               Balance Sheets as of October 31, 1996 and January 31, 1996     3

               Statements of Operations for the Three and Nine Month Periods
               Ended October 31, 1996 and 1995                                4

               Statements of Cash Flows for the Three and Nine Month Periods
               Ended October 31, 1996 and 1995                                5

               Notes to Financial Statements                                  6

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      8

Part II - Other Information

     Item 1.   Legal Proceedings                                             13

     Item 6.   Exhibits and Reports on Form 8-K                              13

Signatures                                                                   14

Exhibit Index                                                                15


                                    2 of 15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                            CONDENSED BALANCE SHEETS
                                    Unaudited
                                 (in thousands)

                                                               October 31,      January 31,
                                                                  1996             1996
                                                              --------------   -------------

ASSETS
Current assets:
       Cash and cash equivalents                                     $2,350          $2,084
       Marketable securities available for sale                                         501
       Trade accounts receivable, less allowances of $253,000
          and $287,000 at October 31, 1996 and January 31, 1996,
       respectively                                                   2,328           1,221
       Inventory                                                        370             398
       Other  current assets                                            348             262
                                                              --------------   -------------
               Total current assets                                   5,396           4,466
Property and equipment, net                                             785             924
Intangible assets                                                       933           1,745
Capitalized software development costs, net                           2,376           1,593
Other assets                                                            115             136
                                                              --------------   -------------
                       Total assets                                  $9,605          $8,864
                                                              ==============   =============

LIABILITIES
Current liabilities:
       Accounts payable                                                $898            $665
       Accrued expenses                                               2,326           2,211
       Capital lease obligations                                                         29
       Current portion of other long-term liabilities                 1,019             902
                                                              --------------   -------------
               Total current liabilities                              4,243           3,807
Other long-term liabilities                                           1,152           2,169

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares
       authorized; none issued and outstanding
Common stock, $.01 par value; 15,000,000 and 10,000,000 shares authorized at
     October 31, 1996 and January 31, 1996,
      respectively; 9,059,448 and 5,733,387 shares issued and
       outstanding at October 31, 1996 and January 31, 1996,
       respectively                                                      91              57
Additional paid-in capital                                           66,725          57,647
Common stock to be issued                                                             5,075
Accumulated deficit                                                 (62,606)        (59,891)
                                                              --------------   -------------
       Total stockholders' equity                                     4,210           2,888
                                                              --------------   -------------
               Total liabilities and stockholders' equity            $9,605          $8,864
                                                              ==============   =============



The accompanying notes are an integral part of the condensed financial statements.


                                    3 of 15

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    Unaudited
                  (in thousands, except for per share amounts)





                                                           Three Months Ended               Nine Months Ended
                                                                 October 31,                     October 31,
                                                       -------------------------------------------------------------
                                                           1996           1995              1996           1995
                                                       -------------  -------------     -------------  -------------
Revenues:
       Product and license revenue                           $1,963         $1,589            $4,936         $6,016
       Maintenance revenue                                      484            452             1,418          1,248
                                                       -------------  -------------     -------------  -------------
Total revenues                                                2,447          2,041             6,354          7,264
                                                       -------------  -------------     -------------  -------------
Operating costs and expenses:
       Cost of product, license and maintenance revenue       1,038          1,001             2,779          3,256
       Sales and marketing                                      950            899             2,889          2,704
       Research and development                                 816            646             2,248          1,762
       General and administrative                               344            310             1,240          1,049
                                                       -------------  -------------     -------------  -------------
Total operating costs and expenses                            3,148          2,856             9,156          8,771
                                                       -------------  -------------     -------------  -------------
Operating loss                                                 (701)          (815)           (2,802)        (1,507)
Interest expense                                                  1              3                 3             10
Interest income                                                  19             37                77            150
Other income, net                                                 1             12                13             63
                                                       =============  =============     =============  =============
Net loss                                                      ($682)         ($769)          ($2,715)       ($1,304)
                                                       =============  =============     =============  =============
       Net loss per common share                              ($0.07)        ($0.11)           ($0.33)        ($0.19)
                                                       =============  =============     =============  =============
       Weighted average number of common
               shares outstanding                         9,058,595      6,766,466         8,100,946      6,752,178
                                                       =============  =============     =============  =============



The accompanying notes are an integral part of the condensed financial statements.

                                    4 of 15

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (in thousands)



                                                               Nine Months Ended October 31,
                                                               -----------------------------
                                                                   1996               1995
                                                                ----------         ---------

Cash flows from operating activities:
     Net loss                                                     ($2,715)            ($1,304)
     Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
     Depreciation                                                     381                 398
     Amortization                                                   1,455               1,368
     Provision for doubtful accounts                                                        5
     Change in operating assets and liabilities:
        (Increase) in accounts receivable                          (1,107)                (16)
        Decrease in inventory                                          28                 365
        (Increase) in other assets                                    (96)               (236)
        Increase in accounts payable                                  233                 261
        Increase (decrease) in accrued expenses
           and other liabilities                                      113                (598)
                                                                 ---------            --------
     Net cash  (used in) provided by operating activities          (1,708)                243
                                                                 ---------            --------
Cash flows from investing activities:
     Sale of marketable securities available for sale                 501
     Payments for property and equipment, net                        (242)               (578)
     Capitalized software development costs                        (1,392)               (973)
                                                                  ---------           --------
     Net cash (used in) investing activities                       (1,133)             (1,551)
                                                                  ---------           --------
Cash flows from financing activities:
     Payments on capital lease obligations                            (29)                (80)
     Payments on licensing agreement                                 (902)               (798)
     Proceeds from issuance of capital stock, net                   4,038                  56
                                                                  ---------            --------
     Net cash provided by (used in) in financing activities         3,107                 (822)
                                                                  ---------            --------
Net increase (decrease) in cash                                       266               (2,130)
Cash and cash equivalents, beginning of period                      2,084                4,307
                                                                  ---------            --------
Cash and cash equivalents, end of period                           $2,350               $2,177
                                                                  =========            ========


The accompanying notes are an integral part of the condensed financial statements.



                                    5 of 15

                          KURZWEIL APPLIED INTELLIGENCE
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION
   ---------------------


For purposes of this Form 10-QSB, all references to "Fiscal 1997" mean the fiscal year of Kurzweil Applied Intelligence, Inc. (the "Company") ending January 31, 1997. All references to "Fiscal 1996" mean the Company's fiscal year ended January 31, 1996.

The accompanying condensed unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's 1996 Annual Report for the fiscal year ended January 31, 1996.

2. LEGAL PROCEEDINGS
   -----------------

Texas Litigation On September 11, 1995, one of the Company's shareholders who opted out of the shareholder class action litigation against the Company, which was subsequently settled in April of 1995, filed a complaint in Dallas County, Texas against the Company and certain of its current and former directors and officers. The complaint asserts that the defendants committed fraud and violated Texas state law and unnamed federal securities laws. The shareholder seeks $1,500,000 in damages as a result of his purchase of 1,000 shares of the Company's Common Stock. Management believes that the damages being claimed are excessive and intends to defend its position vigorously.

Nasdaq Regulatory Requirements
------------------------------

At April 30, 1996 the Company was not in compliance with the Nasdaq net worth requirement for the listing of the Company's Common Stock on the Nasdaq National Market. The Company's filing of the Form 10-QSB for the period of July 31, 1996 demonstrated compliance and the Company's listing continued. This filing of Form 10-QSB for the period ended October 31, 1996 also demonstrated compliance, but there can be no assurance that the Company will be able to maintain its listing in future filings. Suspension of the Company's common stock from trading on the Nasdaq National Market may adversely affect the price of the Company's common stock.



                                    6 of 15

3. INTANGIBLE ASSETS AND OTHER LONG-TERM LIABILITIES
   -------------------------------------------------

On September 23, 1993, the Company and Dragon Systems, Inc. "Dragon" settled certain patent infringement litigation between the two companies. As part of such settlement agreement, the Company licensed certain Dragon patents related to continuous speech and other aspects of speech recognition technology. The Company paid Dragon $1,331,250 in Fiscal 1994, $798,000 in Fiscal 1996 and $901,810 in June 1996. Under the terms of this agreement, the Company was committed to make aggregate payments of $5,202,000 including $625,000 in settlement of amounts due for products sold during periods prior to September 23, 1993. The following mandatory payments remain outstanding as of October 31, 1996:

June 1, 1997                            1,019,460
June 1, 1998                            1,151,523
                                        -----------
Total                                   $2,170,983
                                        ==========

The Company expensed $1,107,600 during Fiscal year 1996, and will amortize the remaining asset of $646,000 on a straight-line basis through May 31, 1997. The Company expensed $830,700 relating to the Dragon agreement for the nine months ended October 31, 1996. According to the agreement, the Company, if it chooses not to extend the license, has use of the licensed technology through May 31, 1997. The final payment will then be made in Fiscal 1999.

The Company, at its option, can annually extend the license of the technology through Fiscal 2006, at which time the license would be fully paid. Total additional annual payments increasing at a rate of 13% per year during the extension period would approximate $13.5 million.

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

In conn
ection with these private sales, the Company also issued 224,755 warrants to purchase shares of the Company's common stock at a price of $2.00 per share which are exercisable for a period of up to ten years.


                                    7 of 15

Item 2.   Management's Discussion And Analysis Of Financial Condition And
          ---------------------------------------------------------------
          Results Of Operations
          ---------------------


RESULTS OF OPERATIONS
---------------------


Total Revenues. The Company's total revenues consist of revenue from the sale and licensing of Company products and revenue from maintenance contracts.

     Three months. Revenue for the three months ended October 31, 1996 totaled $2,447,000, 20% higher than the $2,041,000 of revenue in the same period of the prior year. The increase in revenue was largely a result of increased product and license sales for Kurzweil Voice for Windows.

     Nine Months. Revenue for the nine months ended October 31, 1996 totaled $6,354,000, 12% lower than the $7,264,000 of revenue in the same period of the prior year. Lower shipments of the Company's VoiceMED products , primarily in the first quarter of Fiscal 1997, were largely responsible for the decline in sales for the nine month period.

     On July 30, 1996, the Company released for shipment the Kurzweil Clinical Reporter system, the Company's Windows(R) based medical reporting product. Medical product revenues were $1,257,000 for the third quarter ended October 31, 1996 as compared to $1,359,000 for the same period of the prior year. The decrease was a result of lower medical orders received from the government as compared to the prior year.

     Product sales for Kurzweil Voice for Windows increased to $587,000 for the three months ended October 31, 1996 as compared to $215,000 for the same period of the prior year. License fees for the Kurzweil Voice for Windows product for the quarter ended October 31, 1996 was $125,000 compared to $15,000 for the same period of the prior year.

     Maintenance revenue for the three month period ended October 31, 1996 increased to $484,000 from $452,000 in the same period of the prior year. This increase was a result of the larger installed base of medical systems as compared to the same period of the prior year.


     Maintenance revenue for the nine month period ended October 31, 1996 increased to $1,418,000 from $1,248,000 in the same period of the prior year. The increase was a result of the larger installed base of customers as well as the increased efforts by the Company to promote revenue from maintenance contracts.


                                    8 of 15

Cost of Product, License and Maintenance Revenue. Cost of product, license and maintenance revenue includes hardware costs, manufacturing overhead, system replacement parts associated with maintenance contracts, third party software royalties and license fees, and amortization of capitalized software.

     Three months. Cost of product, license and maintenance revenue for the three months ended October 31, 1996 totaled $1,038,000 or 42% of total revenues, compared to $1,001,000 or 49% of total revenues in the same period of the prior year. The decrease in cost of product, license and maintenance revenue as a percentage of total revenues was largely a result of an increase in the higher margin, "software only" sales, as compared to the same period of the prior year. The Company has been successful in its efforts to reduce or eliminate certain hardware components from being bundled in its sales transactions, resulting in revenue transactions that have only a software component.

     Nine Months. Cost of product, license and maintenance revenue for the nine months ended October 31, 1996 totaled $2,779,000 or 43% of total revenues, compared to $3,256,000 or 44% of total revenues in the same period of the prior year. The decrease is a result of the increasing proportion of software only revenue transactions.

Sales and Marketing Expenses. Sales and marketing expenses include the costs for marketing, selling and supporting the Company's products.

     Three Months. Sales and marketing expenses increased to $950,000 for the three months ended October 31, 1996 from $899,000 in the same period of the prior year, representing 39% and 44% of total revenues, respectively. The increase in expenses was primarily the result of the continued spending to market and sell the Kurzweil Clinical Reporter product line, which was launched in the second quarter of Fiscal 1997. Those higher expenses included an increased sales force, trade shows, promotion and collateral marketing materials.

     Nine Months. Sales and marketing expenses increased to $2,889,000 for the nine months ended October 31, 1996 from $2,704,000 in the same period of the prior year, representing 45% and 37% of total revenues, respectively. The higher expenses were primarily the result of the increased spending to market and sell the Kurzweil Clinical Reporter product line in the nine months ended October 31, 1996.

Research and Development Expenses. Research and development expenditures consist principally of personnel costs, allocated facility costs, and associated equipment amortization and depreciation. A portion of the total research and development expenditures are capitalized in accordance with Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the amortization of which is included in cost of product, license and maintenance revenue.


                                    9 of 15

     Three Months. Total research and development expenses, net of capitalization, for the three month period ended October 31, 1996 increased to $816,000 or 33% of total revenues, compared to $646,000 or 32% of total revenues in the same period of the prior year. The increase was primarily the result of expenses related to the increased staffing of the research and development group. The Company has continued its commitment to the development and enhancement of new products and technology. The research and development group including technical documentation totaled 66 people at October 31, 1996 as compared to 52 at the end of October of the prior year.

     Nine Months. Total research and development expenses, net of capitalization, increased to $2,248,000 for the nine months ended October 31, 1996 from $1,762,000 in the same period of the prior year, representing 35% and 24% of total revenues, respectively. The increased staffing and related expenses were responsible for the increase in expenses over the comparable periods.

The capitalized software development asset account has increased $783,000 since January 31, 1996. This increase is largely attributable to the increased development staffing required for new and enhanced products, including the delivery of the new Clinical Reporter and Kurzweil Voice for Windows 2.0 products in Fiscal 1997.


General and Administrative Expenses. General and administrative expenses include those costs associated with general corporate needs and administrative functions.

     Three months. General and administrative expenses increased to $344,000 for the three months ended October 31, 1996 from $310,000 in the same period of the prior year, representing 14% and 15% of total revenues, respectively. The increase was attributable to additional expenditures for general corporate purposes relating largely to various stock holder and legal expenses.

     Nine months. General and administrative expenses increased to $1,240,000 for the nine months ended October 31, 1996 from $1,049,000 in the same period of the prior year, representing 19% and 14% of total revenues, respectively. The increase was primarily a result of reserves taken during the first quarter of fiscal 1997 for litigation expenses.

Income Taxes. At January 31, 1996, the Company had federal net operating loss carryforwards of approximately $49,000,000. In addition, at January 31, 1996, the Company had federal tax credit carryforwards of approximately $900,000. The net operating loss carryforwards and the tax credit carryforwards expire during the years 1997 through 2009. Substantially all of the Company's net operating loss and tax credit carryforwards are subject to limitation under the provisions of Section 382 of the Internal Revenue Code. The limitation, and a change in ownership resulting from various financing activities implemented by the Company, would impact the amount of both the operating loss carry forwards and the tax credit carry forwards available to offset future income and income tax liabilities. There can be no assurance that any of these amounts will be available for use by the Company.


                                    10 of 15

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At October 31, 1996, the Company's principal source of liquidity was cash and cash equivalents of $2,350,000 as compared to cash and cash equivalents of $2,084,000 at January 31, 1996.

The Company's operating activities used cash of $1,708,000 for the nine months ended October 31, 1996. The Company will be required to pay $1,019,000 to Dragon Systems Inc., on June 1, 1997 as part of the patent cross license agreement. (See Note 3 "Intangible Assets and Other Long - Term Liabilities" of Notes to Condensed Financial Statements.)

At October 31, 1996 the Company had working capital of $1,153,000 as compared to working capital of $659,000 at January 31, 1996. This increase results primarily from the private placement equity sales less amounts used to fund the Company's losses and other commitments.

Accounts receivable has increased $1,107,000 since January 31, 1996 due largely to an increase in revenues, and one receivable of $400,000 from one customer that remains unpaid from the first quarter of Fiscal 1997. That one receivable relates to a contract pursuant to which the Company has fulfilled all its performance obligations. The Company is in negotiations with that customer in order to resolve the delay in payment.

In order to fund its losses through the transition period of new product introductions, on May 10, 1996 the Company raised approximately $2,376,000 from the private placement of 1,320,050 shares of Common Stock to an investment fund. On July 31, 1996 the Company received an additional $1,669,500 through the private placement of 927,500 shares of Common Stock to accredited investors. The Company believes it now has sufficient funds to sustain its operations through at least mid Fiscal 1998, although the Company's ability to sustain its operations will depend on, among other factors, the level and profitability of its revenues.

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


                                    11 of 15

Certain Factors that May Affect Future Results

The Company's future results are subject to substantial risks and uncertainties. The Company currently derives substantially all of its revenue from the sale of software licenses that utilize speech recognition to create text documents.

The Company believes that factors affecting the ability of the Company's products to achieve general market acceptance include product performance, price, ease of adoption and learning. To be successful in the future the Company must respond promptly and effectively to the challenges of technological change and its competitors' innovations by continually enhancing its current products and developing new products on a timely basis. Certain current and potential competitors of the Company are more established, benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company. Competitive pressures or other factors, including entry into new markets, may result in significant price erosion that could have a material adverse effect on the Company's results of operations.

The Company believes that its operating results could vary significantly from quarter to quarter. The Company's revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. The timing of revenue receipts is influenced by a number of factors, including; the timing of individual orders and shipments of its products, customer buying patterns, changes and delays in product development, and the amount and timing of sales and marketing expenditures. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed in the short-term, variations in revenues can cause significant fluctuations in operating results from quarter to quarter and may result in anticipated quarterly earnings shortfalls or losses.

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


                                    12 of 15

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

Reference is made to Footnote 2 of Notes to the Condensed Financial Statements for a description of certain litigation and other legal proceedings.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)       Exhibits.

          Exhibit No.                      Description
          -----------                      -----------

              27                Financial Data Schedule (EDGAR Filing only)


(b) Reports on Form 8-K. During the third fiscal quarter of Fiscal 1997, the following reports on Form 8-K were filed:

               Date:               July 31, 1996

               Item Reported:      Item 5 Other Events (Private Placement)

               Date:               September 27, 1996

               Item Reported:      Item 4. Changes In Registrant's Certifying
                                   Accountant

               No financial statements were filed with the foregoing reports.



                                    13 of 15

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date December 12, 1996            KURZWEIL APPLIED INTELLIGENCE, INC.



                                      By:  /s/   Thomas E. Brew, Jr.
                                          ------------------------------------
                                          Thomas E. Brew, Jr.
                                          President and Chief Executive Officer



                                      By:  /s/   Thomas B. Doherty
                                          ------------------------------------
                                           Thomas B. Doherty
                                           Chief Financial Officer,
                                           Vice President of Finance and
                                           Treasurer
                                           (principal financial and
                                            accounting officer)



                                    14 of 15

                                  EXHIBIT INDEX


Exhibit No.                        Description                       At Page
-----------                        -----------                       -------


     27       Financial Data Schedule (EDGAR Filing only)




                                    15 of 15