Form 10KSB
period 1997-01-29
KURZWEIL APPLIED INTELLIGENCE INC /DE/
filed 1997-05-01
CIK 769191

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------
                                   Form 10-KSB


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1997

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from   to

                                     0-20256
                            (Commission file number)
                             ----------------------

                       Kurzweil Applied Intelligence, Inc.
           (Name of small business issuer as specified in its charter)

             Delaware                                       04-2815079
 (State or other jurisdiction of            (IRS Employer Identification Number)
  incorporation or organization)

                             411 Waverley Oaks Road
                          Waltham, Massachusetts 02154
          (Address, including zip code, of principal executive offices)

                                 (617) 893-5151
              (Registrant's telephone number, including area code)
                             ----------------------
      Securities registered pursuant to Section 12(g) of the Exchange Act:

                               Title of each class
                          Common Stock, Par Value $.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes X No
                                   -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment for this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $8,547,000.

The aggregate market value of voting stock held by non-affiliates of the Registrant was $25,907,330 on April 15, 1997. The number of shares of common stock outstanding at April 15,1997 was 9,085,974.


                       Documents Incorporated by Reference
Portions of Registrant's Definitive Proxy Statement for the 1997 Annual Meeting of the Registrant, which will be filed by the Registrant within 120 days after the close of the fiscal year, are incorporated by reference into Part III.

                                TABLE OF CONTENTS

ITEM                                                                                             PAGE
----                                                                                             ----

                                                          PART I

1.       Description of Business................................................................. 3
2.       Description of Property.................................................................16
3.       Legal Proceedings.......................................................................17
4.       Submission of Matters to a Vote of Security Holders.....................................19


                                                         PART II

5.       Market for Registrant's Common Equity and Related
                  Stockholder Matters............................................................22
6.       Selected Financial Data.................................................................23
7.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................24
8.       Financial Statements and Supplementary Data.............................................31
9.       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure............................................57

                                                         PART III

10.      Directors and Executive Officers of the Registrant; Compliance with
            16(a) of the Exchange Act............................................................57
11.      Executive Compensation..................................................................57
12.      Security Ownership of Certain Beneficial Owners
                  and Management.................................................................57
13.      Certain Relationships and Related Transactions..........................................57

                                                         PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................58
         (a)  Financial Statements
         (b)  Reports on Form 8-K
         (c)  Exhibits


Signatures ......................................................................................63

                                     PART I

Item 1.  Description of Business

For purposes of this Annual Report on Form 10-KSB, all references to fiscal years 1995, 1996, 1997 and 1998 mean the Company's fiscal year ending on January 31 in each year.

GENERAL

The Company was incorporated in 1983 in Delaware as a successor by merger to Kurzweil Alpha Systems, Inc., a Massachusetts corporation which had been formed in 1982. The Company's principal executive offices are located at 411 Waverley Oaks Road, Waltham, Massachusetts 02154, and its telephone number is (617) 893-5151.

The Company develops, markets and supports automated speech recognition systems used to create documents and interact with computers by voice, and structured report generating software systems. The Company's speech recognition technology is speaker-independent, in that most users do not have to "train" the system on their voice to achieve satisfactory initial accuracy, and it is speaker-adaptive, in that the system is able to adapt with use to the acoustic, phonetic and linguistic patterns of individual users, and thereby further boosting accuracy. The Company's large vocabulary systems, which recognize up to 60,000 words, accept discrete speech, which requires the user to pause briefly between words. The Company's software technology is designed to run on 486 or Pentium(TM)-based industry standard personal computers running MS-DOS(R) and the Windows(R) operating systems.

On April 15, 1997 the Company announced that it has entered into an Agreement and Plan of Merger with Lernout & Hauspie, Speech Products, N.V. ("L&H"), a Belgium corporation listed on the Nasdaq National Market (Nasdaq Symbol: LHSPF), and a subsidiary of L&H ("L&H USA") pursuant to which each outstanding share of the Company's Common Stock will be exchanged for $4.20 in cash and $1.05 in common stock of L&H, subject to adjustment in certain circumstances. The closing of the business combination is subject to certain conditions and approvals, including the approval of the stockholders of the Company. See Item 7. " Management's Discussion and Analysis of Financial Condition and Results of Operations - Merger with Lernout & Hauspie Speech Products, N.V."

RISKS AND UNCERTANTIES

There are certain risks associated with the Company's business. The most critical relate to obtaining financing to continue operations and fund anticipated losses, and the timing and success of new and enhanced product introductions.

Operations

The Company experienced losses from operations in fiscal years 1995, 1996, and 1997. Beginning in 1994, the Company increased research and development staffing and spending to develop new and enhanced products for both the medical and personal computer markets in order to increase revenue. The delay in the delivery of the new and enhanced products, and the decrease in revenues from the

DOS-based VoiceMED(R) medical products adversely affected fiscal 1996 and fiscal 1997 revenues, and resulted in operating losses which are expected to continue into fiscal 1998, as the Company continues its investment in research and development. The Company introduced new and enhanced products during the second half of fiscal 1997, but there can be no assurance that these new and enhanced products will be purchased in sufficient quantities to materially improve revenues or create profits.

Financing

The Company has incurred operating losses since its inception. Since operating losses are expected to continue into fiscal 1998 it is critical to the Company's future that the Company obtain additional financing. If the proposed merger with L&H is not consummated, the Company may be required to sell or license all or part of its operations or technology. The long term financial stability of the Company will be dependent upon achieving sustained profitable operations, and obtaining additional financing, or selling all or part of the Company.

There can be no assurance that any future additional financing will be available on commercially reasonable terms, or at all, and the success or lack of success of the Company's new and enhanced products may have a critical effect on the Company's ability to raise funds through the sale of stock or otherwise. In the event that the proposed merger is not consummated, and the Company is unable to promptly obtain additional financing, the Company will be forced to restructure its operations, curtail its expenditures in research and development, sell all or part of the Company, possibly attempt a merger with another company, or seek protection under the bankruptcy laws.

At January 31, 1997, the Company was not in compliance with the Nasdaq By-Laws net worth requirements for the continued listing of the Company's Common Stock on the Nasdaq National Market. The Company will request an exemption from Nasdaq for the continued listing of the Common Stock on the Nasdaq National Market pending the stockholder approval of the merger with L&H. If an exemption is not granted, the Company will request that it be eligible for re-admission to the Nasdaq National market without having to comply with the higher initial listing requirements. If the Company is not granted such an exemption and is required to meet the initial or relisting requirements to be re-admitted for listing on the Nasdaq National Market, it may not qualify for such re-admission for an undetermined period of time. Any delisting of the Company's Common Stock from trading on the Nasdaq National Market may adversely affect the price of the Company's Common Stock.

To finance the Company's working capital needs, L&H USA has agreed to loan to the Company up to $1.5 million under a line of credit (the "Loan") pursuant to the terms of a Loan Agreement dated April 14, 1997 (the "Loan Agreement"). The Company may, subject to the terms and conditions of the Loan Agreement, draw on the line of credit until June 30, 1997. The Loan is evidenced by a line of credit note dated April 14, 1997 in the original principal amount of $1.5 million ( the "Note). The Note bears interest at the "prime rate" as published in The Wall Street Journal on April 14, 1997. All outstanding principal and interest under the Note is due and payable in full on October 31, 1997, and is secured by the Company's assets. See Item 7. "Management's Discussion and Analysis of Financial Cindition and Results of Operations - Merger with Lernout & Hauspie Speech Products, N.V."

PRODUCTS

The Company has two main product groups that develop, market and support products in two distinctive markets.

The Medical Products Group sells, markets, and supports the Kurzweil VoiceMED(R) and Kurzweil Clinical Reporter(TM) product for the medical market. The
Medical Products Group consists of clinical reporting software systems which utilize voice input to create structured documents.

The PC Applications Group sells, markets, and supports the Kurzweil Voice for Windows products to the general personal computer marketplace. These products allow users to voice-enable Windows-based PCs and software applications, and to enter data and create text through dictation.

Medical Products Group

The Medical Products Group is dedicated to developing, marketing and supporting medical reporting software systems for clinicians. These systems are used to support the direct voice dictation of clinical charts and reports by voice. In addition, these products can also be implemented as a front-end for a Computerized Patient Record (CPR), utilizing an interface that extracts clinical data from the chart to populate the clinical database. The goal of the Medical Products Group is to support high-quality clinical data management while expediting the natural workflow of the clinicians providing for patient care.

The Kurzweil VoiceMED and Kurzweil Clinical Reporter products both have up to a 60,000 word vocabulary capacity, and run on Intel-compatible personal computers under the PC/DOS and Windows operating systems. With systems in use at over 500 medical institutions, the Company believes the Kurzweil Medical Products Group is a leader in the rapidly emerging market for clinical reporting systems using voice input technology.

The Company's medical products have three essential elements which the Company believes make them both useful and cost effective.

1) A knowledge base for clinician documentation that can be fully customized by the user to satisfy one standard of care. These knowledge bases are used to prompt users to create reports that:

        [bullet] Provide a complete medical record to the clinical staff in real time
        [bullet] Meet Resource- Based Relative Value Scale (RBRVS) standards to support reimbursement claims
        [bullet] Provide a comprehensive record of each clinical event to minimize liability risk
        [bullet] Structure medical information at the point of entry for use by healthcare institutions in outcomes analysis

2) A fully-integrated, multi-modal user interface which supports input by keyboard, mouse, pen, bar code and voice recognition, depending on the clinician's individual approach to computing as they access and enter information into the system.

3) Systems integration of hospital departments and/or hospital information systems. This interconnecting software supports the seamless two-way transfer of critical information using standard formats such as HL-7.

The Company believes its VoiceMED and Clinical Reporter products enable physicians and other healthcare professionals to quickly and efficiently prepare complete, accurate, immediately available and cost-efficient printed reports by voice. The products are targeted to specific medical disciplines which utilize identical and discrete speech recognition technology, and features a customized knowledge base specific to the medical specialty. With the introduction in July 1996 of the Company's Windows based Clinical Reporter System, the Company made an effort to reduce the selling and marketing of the DOS-based VoiceMed System.

The Company believes its Medical Product provides a solution for medical reporting in six medical specialties:

     [bullet] Emergency Medicine                [bullet] Cardiology
     [bullet] Radiology                         [bullet] Orthopedics
     [bullet] Pathology                         [bullet] Primary Care

Kurzweil Clinical Reporter(TM)

In March 1996, the Company announced a new Window-based system for creating complete medical reports by voice. The Kurzweil Clinical Reporter system integrates medical knowledge bases and a structured report generator and utilizes the Kurzweil Voice for Windows (release 2.0) voice product as the voice interface to collect patient data and produce medical reports. The Company commenced shipment of product to customers in July 1996.

The Clinical Reporter product is available for emergency medicine, radiology, pathology, and primary care. The Company also introduced Clinical Reporter for cardiology in March 1997. These products can be run on laptop computers and can interface mobile monitors ("Cruise Pads"). The product can also support mouse and pen input devices.

The Clinical Reporter system runs on a Pentium 133 MHz system with 32 megabytes of RAM on the Windows operating system. The Company currently anticipates a release of the Clinical Reporter system for the existing knowledge bases on a system that will run on Windows 95 and NT platforms in the second quarter of fiscal 1998.

In December 1995, the Company was awarded a $2 million grant by the Commerce Department's National Institute of Standards and Technology (NIST) Advanced Technology Program (ATP). The award provides funding for the research and development of medical record documentation systems using open systems standards for linking with other healthcare information systems, and applying user interface technologies including large vocabulary speech recognition and pen input combined with flexibly structured knowledge bases designed to facilitate ease of use. Medical record documentation systems are a prerequisite to the creation of useful clinical databases for outcome studies, cost-effectiveness studies, and other efforts to improve both the quality and the cost-effectiveness of medical care in the United States.

The technology developed under the ATP grant is designed to be capable of accepting clinical information from the care giver (physician exam notes, for example) and feeding back information, such as clinical treatment guidelines, from central data repositories.

Product sales to military and veterans hospitals owned by the United States government totaled $3,525,000, $1,127,000, and $541,000 or 28%, and 12%, and 6%
of the Company's total revenues in fiscal years 1995, 1996, and 1997 respectively.

PC Applications Group

The PC Applications Group sells, markets and supports products used in the general PC marketplace. The group is focused on becoming the market leader in voice-enabled PCs and PC applications. The PC Applications Group's key objectives are:

        [bullet] To encourage selection of the "Kurzweil" brand by individuals and, eventually, third party developers to voice-enable their PCs and PC applications.

        [bullet] To introduce products featuring ease-of-installation, learning and use.

        [bullet] To provide an easily affordable upgrade path for customers to take advantage of new enhancements, products and product upgrades.

Kurzweil VOICE(TM) for Windows.

Kurzweil VOICE for Windows Release 1.0 incorporated a new version of the Company's large vocabulary, speaker-independent, discrete speech recognition technology. Users could choose either a 30,000-word or a 60,000-word active vocabulary. Kurzweil VOICE for Windows Release 1.0 featured an on-line dictionary including acoustic recognition models and spellings, for a total of 200,000 words. The system is speaker-independent in that most users do not have to "train" the system on their voice to achieve satisfactory initial accuracy. The Company announced Kurzweil VOICE for Windows Release 1.0 in April 1994 and shipments to customers began in July 1994.

Kurzweil VOICE for Windows supports voice input for dictation, which enables the user to create text and enter data simply by speaking; and navigation, which controls the Windows operating system and Windows-based applications on a command and control basis.

Kurzweil VOICE for Windows version 1.2 was released in November 1994 and shipped with the IBM MWave Windsurfer sound board as its platform. In June 1995, the Company released Kurzweil VOICE for Windows version 1.5 which included improved recognition accuracy, continuous digits, increased usability and shipped with the Spectrum FX sound board.

In April 1996, the Company announced Kurzweil VOICE for Windows Release 2.0 which runs on the industry standard Sound Blaster 16 platform sound board. This software only release combines a new, more accurate speech recognizing engine, Windows 95 and network compatibility, and improved speaker independence and usability.

In November 1996, the Company announced the following product releases:

Kurzweil VOICE Release 2.5 ( Professional Edition ) has a 60,000 word active vocabulary version, with a suggested retail price of $595. This product is designed for business people and other professionals with extensive and/or unique vocabulary requirements. Kurzweil VOICE Release 2.5 (Personal Edition) has a 30,000 word active vocabulary, with a suggested retail price of $295. Both versions of Kurweil VOICE Release 2.5 have on-line dictionaries, including acoustic recognition models, and spelling for a total of 200,000 words.

Kurzweil VOICE Release 2.5 enables PC users to combine voice input with the keyboard and mouse. The release supports voice input for navigation, which controls the Windows operating system and Windows-based applications on a command and control basis, as well as dictation, which enables users to create text and enter data simply by speaking into a microphone attached to their PCs.

The Company believes Release 2.5 improves user productivity through increased recognition accuracy and throughput, and through the integration of its navigation and dictation capabilities into the Windows operating system including the leading Windows-based applications. The product is speaker-independent, with an initial "out-of-the-box" accuracy rate which can be up to 90% or higher. The product also automatically adapts to the user's speech and language patterns over time, which can boost the ongoing recognition accuracy rate up to 97% or higher, with easy error correction.

In addition to the price/performance benefits of the Personal and Professional Editions, Kurzweil VOICE for Windows Release 2.5 includes five enhancements which ease-of-use:

        [bullet] Point & Fix(TM) Editing Capabilities: With this new editing feature, users can now generate a lengthy document in Microsoft Word 6.0 and 7.0, or Corel WordPerfect 7.0, go to any location in that document and dictate their edits. If the word was previously dictated (as opposed to being entered by keyboard), this editing feature can fix a misrecognition by selecting the correct word from a list of alternatives. This enables the user to concentrate on text creation and throughput, leaving the editing to the final stage. "Point & Fix" editing is an easy-to-use, flexible solution, designed to increase dictation throughput by significantly reducing dictation interruptions.

        [bullet] Enhanced Command Learning: This new feature makes it easier for users to voice-enable applications with Kurzweil VOICE for windows, requiring no training for words in the menus and dialog boxes. This feature can also be used to train any voice macros that are added to the system.

        [bullet] Enhanced Application Integration & Support: Release 2.5 includes many new commands designed to increase users productivity and efficiency when working with spreadsheets and word processors. Also, Netscape Navigator and QualComm's Eudora have been added to the extensive list of Windows applications that Kurzweil VOICE for windows supports with built-in commands.

        [bullet] New Child Profile: New speaker profiles for users under 17 years of age have been included to boost recognition accuracy to levels equivalent to adult users The addition of three new speaker independent profiles to Kurzweil VOICE for windows is designed to provide a high level of recognition performance.

        [bullet] MMX Technology: Kurzweil VOICE for windows Release 2.5 now supports MMX technology, and takes advantage of new enhancements to the Intel architecture to deliver improved accuracy and faster throughput.

Kurzweil VoicePAD

In June 1996, the Company announced the release of Kurzweil VoicePAD for Windows
1.0 available as a download. This evaluation version of Kurzweil VoicePAD is available as a download over the Internet as shareware from Kurzweil's site on the World Wide Web (@ kurzweil.com). Through January 31, 1997 over 45,000 people have downloaded the shareware version. This version has an active vocabulary of 12,000 commonly spoken words with an additional customized vocabulary capability of 500 words. The free shareware release is a limited version that restricts dictation to only 2,500 words. When the word limit is reached the program no longer operates and the user is encouraged to purchase the Company's product offerings.

In November 1996, the Company introduced a version of Kurzweil VoicePAD for Windows Release 1.0. This version of VoicePAD enables the user to seamlessly integrate voice input with the keyboard and mouse, creating a natural and intuitive approach to document creation. Like the shareware version, this product combines the Company's latest discrete speech recognition technology and allows the user to create text and enter data simply by speaking into the word processing application. In addition, the user can navigate through the application on a command and control basis.

Kurzweil VoicePAD for Windows Release 1.0 can be used to create memos, letters, reports and other documents. Users can format text, navigate through the application's menus and dialogs, change the application's settings, and preview and print documents using intuitive voice commands. In addition, by integrating the continuous digit recognition with the discrete dictation capabilities, users can quickly and efficiently enter telephone numbers, street addresses, zip codes, dollar amounts, social security numbers and other numeric data into their documents.

This version of Kurzweil VoicePAD Pro for Windows Release 1.0 has an active vocabulary of 17,000 words, with an additional customized vocabulary capability of 3,000 words. The product does not require any training and the initial recognition accuracy rate can be up to 90% or higher. Like the other Kurzweil Voice products, Voice Pad automatically adapts to the user's speech and language patterns over time, with the capability of improving the accuracy rate up to 97% or higher, with easy error correction.

DESCRIPTION OF TECHNOLOGY

The Company has developed proprietary technology that incorporates speech recognition, enabling software and specific knowledge bases.

The Company's approach to speech recognition applies a broad variety of methods, including techniques derived from statistical, phonetic and linguistic approaches as well as advanced pattern recognition. The Company's speech recognition technology is implemented as a collection of software "experts". These experts focus on different aspects of the recognition process, including acoustics, statistics, phonetics and linguistics. Results from the experts are combined to provide a final recognition through the use of the Expert Manager software module, which coordinates the activities of the other software experts. If one expert is unable to recognize a spoken word in a particular situation, the Company's multi-expert approach makes it more likely that another expert will be able to recognize the word accurately.

The Company's enabling software includes: he Structured Report Generator, comprised of a database manager, knowledge base shell and word processor; a knowledge base editor (KBEdit(TM)) program that allows users and developers to create and edit knowledge bases; and an on-line editor that permits users to alter the knowledge base while dictating. The Structured Report Generator includes the ability to respond to a "trigger phrase," which is a single spoken word or phrase that can trigger an entire pre-defined report segment, with "fill-in-the-blank" capability for customization. The Company's enabling software permits users to create their own voice-activated structured reports, and contains tools for modifying or creating knowledge bases and creating customized reporting systems.

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

The Company has devoted substantial time and resources in developing and refining its knowledge bases, and for its Medical Products Group has collaborated with practicing physicians in relevant fields.

The Company continues its commitment to enhancing and developing the Company's technology and products. The Company also continues to increase staffing in the areas of core recognition development, programming development and knowledge engineering.

MARKETING, SALES AND DISTRIBUTION

The principal elements of the Company's Medical Products Group distribution strategy are as follows:

        [bullet] Unbundling of Product Offerings: Clinical Reporter and VoiceMED customers have the option of purchasing the software and sound board from the Company. They also are able to buy from the Company, personal computers, and services (such as installation, training, ongoing support, and maintenance) separately. This enables users to buy what they need, when they need it.

        [bullet] Pricing: Customers can purchase Clinical Reporter and VoiceMED on a single-user basis, rather than the previous workstation/multi-user basis. For example, the suggested list price to purchase the software, PC and soundboard for an individual user is currently $12,000.

        [bullet] Distribution: The Company primarily sells direct to end users.
                 In addition to its own direct sales force, Clinical Reporter is also being distributed by value added resellers (VARs), system integrators and dealers in the healthcare industry. The Company has approximately 15 active resellers and two VARs that distribute the product.

        [bullet] Customer Service and Support: The Company continues to focus on providing a high level of service and support to its customers and distribution partners. Offerings continue to include field-based installation, training, ongoing support and maintenance, as well as toll-free end-user support.

        [bullet] Strategic Relationships and Alliances: The Company is striving to establish relationships with key strategic partners within the healthcare industry.

        [bullet] Recurring Revenue: The Company's marketing and pricing objectives are also focused on generating revenue from annually renewable contracts for customer support and regular updates of its VoiceMED and Clinical Reporter products.

As part of its marketing effort, the Company gathers input from physician advisor groups consisting of practicing physicians and other healthcare professionals, as well as the collation of customer feedback gathered from phone calls to the Company's support service "hot-line", the sales and support staff, the research and development staff, and management. After collecting, analyzing and prioritizing the data, the Company determines the specifications for features and functions of the next set of product releases in the context of the Company's own strategic planning. In some cases, physicians and clinicians assist the Company's knowledge engineers in developing portions of the product. The implementation of this process has led to significant product improvements, making it easier for customers to use the Company's Clinical Reporter products and to become more productive in their work.

The Company is involved in a wide range of promotional activities targeted at potential Medical Products Group users. The Company conducts marketing programs including direct mail, public relations, advertising, and trade shows. The Company also presents its products on its own home page on the world wide web. (kurzweil.com.)

The Company has a contract with the General Services Administration ("GSA") for the period of March 1997 to March 1998 under which various government agencies may order certain of the Company's products in minimum and maximum amounts through the GSA at discount prices specified in the GSA contract.

The principle elements of the Company's PC Application Groups distribution strategy are as follows:

[bullet] As of April 1997, there are over 25 authorized VAR's selling Kurzweil
         VOICE for Windows in the United States, Canada, Australia and Europe.

[bullet] The Company distributes its PC Application products through six national personal computer software catalogs.

[bullet] The Company has a PC Applications sales department that supports its distribution channels and sells to customers who elect to buy directly from Kurzweil AI.

[bullet] In October 1996 the Company entered into an agreement with Andrea
         Electronics pursuant to which Andrea bundles a version of Kurzweil VoicePAD software with Andrea's headset microphone. The microphone and software package is expected to be sold at various retail outlets.

[bullet] The Company announced on October 4, 1996 an agreement with NEC Computer
         Systems that provides for NEC to bundle the Company's special version of Voice commenced shipment in December 1996.

[bullet] On October 31, 1996 the Company announced an agreement with The
         Learning Company (formerly Softkey) under which the Company's special version of Kurzweil VoicePAD Platinum Edition will be distributed by The Learning Company through its software kiosks at various retail outlets.

[bullet] The Company expects to distribute a special version of Kurzweil
         VoicePAD through an agreement with Creative Labs, Inc. which will feature the bundling of the special version of VoicePAD with (over two million) Creative sound boards.

[bullet] On December 3, 1996 the Company announced an agreement with Alpha
         Software Corporation pursuant to which Alpha will distribute the Company's PC Application products for resale in the retail marketplace. This retail channel includes outlets such as CompUSA, Computer City, Egghead, Best Buy, Staples and Office Max.

The Company is involved in a wide range of marketing and promotional activities targeted at the general personal computer marketplace. The Company conducts programs utilizing a public relations firm, direct mail, and trade shows, and uses its home page on the World Wide Web to facilitate its presence on the internet and to the general public.

RESEARCH AND DEVELOPMENT

The Company has assembled a research and development team that includes linguists, computer scientists, speech scientists, software engineers, knowledge engineers and experts in pattern recognition and artificial intelligence techniques. This team, consisting of 64 full-time employees as of April 15, 1997, is divided into four groups. The Core Research Group, which develops the underlying speech recognition technology; the Product Development Group, which develops the user interface, Structured Report Generator, and the application development tools; the Knowledge Engineering Group, which develops "domain specific" knowledge bases for the Company's products, and assists applications developers outside the Company; and the Customer Education Group, which is responsible for all print documentation, on-line help and tutorials.

The Company is currently focusing its resources on enhancing certain products that already operate within the Windows operating system; developing a large and medium vocabulary continuous speech recognition system; and continuing to enhance its existing product lines.

In fiscal 1996, the Company delivered a voice recognition system operating on the Unix operating system for GTE as part of a government subcontract. This CHS.2 contract will voice-enable Unix applications on Sun Solaris workstations as part of a contract with the U. S. Army extending to 2005.

In November 1993, the Company announced that it had been awarded a grant from the Advanced Technology Program at the National Institute of Standards (NIST), a division of the United States Department of Commerce. The grant was a three-year project which ended on February 28, 1997. As of April 15, 1997, the Company has received $ 1.7 million in reimbursement under this project. The NIST grant supported the Company's development of a spoken language interface capable of controlling personal computer software applications through "natural language" instruction in combination with a keyboard and a pointing device. The effort is focused on a new speech recognition interface based on natural language understanding and continuous speech technology, allowing for the recognition and interpretation of commands in everyday English from a continuous stream of words.

In October 1995, the Company announced that it was awarded a second grant from NIST for a $2 million, two year project. The award provides funding for the development of medical record documentation systems using open systems standards for linking with other health care information systems, and applying user interface technologies including large vocabulary speech-recognition and pen combined with flexibly structured knowledge bases designed to assure ease of use. Medical record documentation systems are a prerequisite to the creation of useful clinical databases for outcome studies, cost effectiveness studies, and other efforts to improve both the quality and the cost effectiveness of medical care in the United States.

The technology developed under the second NIST grant will be a two-way system -- accepting clinical information from the care giver (physician exam notes, for example) and feeding back information such as clinical treatment guidelines from central data repositories.

SUPPORT SERVICES

Achieving a high level of customer satisfaction is a priority for the Company. To meet this goal, the Company offers a number of services to assist its customers in becoming successful users of its products. These services include in-house and regional training programs, on-site installation and training, ongoing maintenance programs, a support service hot-line for end-user telephone support during the warranty period (available 8:00 a.m. to 8:00 p.m., Eastern Time, Monday through Friday), a multi-media on-line tutor for new users, and extensive documentation.

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

MANUFACTURING

The Company's product development organization produces a set of master diskettes and documentation for each product which are then used for production in quantity. Software duplication, assembly and shipping are performed by the Company's manufacturing organization for the Medical Products Group. There were four people in this department as of April 15, 1997 .

For the PC Applications Group, the Company utilizes a third-party manufacturing and fulfillment house to print the documentation, reproduce the software, and package and ship the product to customers.

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

The Company believes that the combination of features currently available in the discrete speech technology, including the Medical Products and the PC Applications products, are the basis for the Company's strengths. Yet with the advancement of the Company's competitors into continuous speech products, it is important that the Company strive to meet those advancements. Nonetheless, no assurance can be given that the Company will be able to compete effectively in the future.

In the healthcare market, the Company's Medical Products Group competes with traditional report generation methodologies (such as handwritten notes, tape dictation, transcription, keyboard entry systems, pen-based task systems, and mouse entry systems) as well as a limited number of speech recognition systems. The principal competitive factors in the clinical reporting market are product functionality, performance, ease of use, support services and price. The Company's PC Applications Group is competing in the general personal computer market. The principal competitive factors in this market are, application integration, ease of use, overall product functionality, and overall price/performance. This market is highly competitive and the Company can make no assurances as to the ongoing market acceptance of its products.

The Company expects to encounter significant competition in this broader personal computer market. The Company's primary competitors are Dragon Systems, Inc.("Dragon") and IBM, which offer products that compete directly with the Company's. Dragon sells a large vocabulary speaker-independent, discrete and continuous speech recognition product for personal computers running on both MS-DOS and Windows. IBM has also developed and sells large vocabulary, speaker-independent, discrete speech products for personal computers.

Many companies, including AT&T, Microsoft, Bolt, Beranek and Newman, Voice Processing Corp., Lernout & Hauspie Speech Products N.V., Philips, and Apple Computer, Inc. among others, have either announced or are known to be involved in speech recognition research and development activities. Many of the Company's potential competitors in this market have financial, technical and marketing resources that are substantially greater than those available to the Company.

DRAGON SETTLEMENT AND CROSS LICENSE AGREEMENT

On September 23, 1993, the Company and Dragon settled certain patent infringement litigation between the companies, which included the licensing and cross-licensing of certain patents related to continuous speech and other aspects of speech recognition technology. The Company entered into these agreements to avoid the cost, management distraction, and risks of litigation with regard to the two patents which Dragon had asserted the Company was infringing, and to obtain the right to use additional Dragon patents, including all twelve patents issued to Dragon prior to the date of the agreement and all future patents issued to Dragon for which applications are filed by Dragon prior to the end of fiscal 1998. In consideration of such license, the Company agreed to make payments to Dragon from fiscal 1994 through fiscal 1999, starting at $625,000 annually and increasing each successive year by 13%. Of these payments, $625,000 was charged to fiscal 1994 operations as a settlement for products sold during periods prior to September 23, 1993. The Company paid Dragon $1,331,000, $798,000 and $902,000 in fiscal years 1994, 1996, and 1997 respectively, and is committed to pay Dragon an additional total of $2,171,000 through fiscal 1999. Of the $2,171,000 total due, the Company is required to pay $1,019,000 to Dragon in fiscal 1998.

The Company has the option to extend its license by continuing to make such payments to Dragon through fiscal 2006, at which time its license would be fully paid. If the Company were to elect to renew its license each year, the agreement provides that the Company would pay Dragon an aggregate of $13,539,000 in fiscal years 2000 through 2006. On April 14, 1997, the Company entered into a

Loan Agreement with a subsidiary of L&H pursuant to which the lender committed to provide the Company with a working capital loan of up to $1.5 million through October 31, 1997. The Company currently believes that the technology claimed to be covered by Dragon's patents is necessary to the Company's current product viability and marketability. The Company cannot provide any assurances that it will be successful in developing or acquiring alternative technology that would not be covered or claimed to be covered by the Dragon patents, thereby eliminating its need to continue to license the Dragon patents in the future, or that, if the Company's products embody technology claimed to be covered by Dragon's patents, and the Company elects not to continue the license, the Company will be successful in any future litigation if Dragon asserts claims of patent infringement.

PROPRIETARY RIGHTS

The Company regards its software as proprietary and relies on a combination of copyright, patent, trade secret and trademark laws and license agreements to protect its rights. The Company also enters into software license agreements with end-users of its products, and requires all employees to enter into confidentiality and non-disclosure agreements. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. The Company has obtained fourteen United States patents (expiring between 2006 and 2009) on various aspects of its speech recognition technology, and has ten United States patent applications pending. There can be no assurance that any issued patents will provide the Company with significant protection against competitors. Certain of the Company's competitors have obtained patent protection and the Company believes that certain of its competitors are seeking patent protection on various aspects of their speech recognition technology.

EMPLOYEES

At April 15, 1997, the Company employed a total of 113 persons, 36 of which are in marketing, sales and customer/field support, 64 of which are in product research, development and customer education, four of which are in manufacturing, systems integration and testing, and nine of which are in management, finance and administrative activities. None of the Company's employees is represented by a labor union. The Company believes that its employee relations are good.

Item 2.  Description of Property

The Company occupies approximately 27,000 square feet of space at its headquarters in Waltham, Massachusetts under a lease expiring in fiscal 2000. The current annual rent under this lease is approximately $400,000. The Company currently has no arrangements to extend this lease or to lease alternate premises. However, the Company believes that suitable space will be available upon expiration of its Waltham lease to conduct the Company's operations. In the past, the Company has leased a number of small sales and support offices throughout the United States. During 1994, the Company closed all but one of its sales and support offices. The Company's aggregate annual rental expense for the one facility which remained open during fiscal 1995, 1996, and 1997 was approximately $4,500, $5,700 and $4,680, respectively. The Company believes that its existing facilities are adequate for its current needs.

Item 3.  Legal Proceedings

Class Action Litigation. Subsequent to the Company's announcement on April 28, 1994 that the Company and its auditors were reviewing certain aspects of the Company's revenue recognition policies and practices and related matters, and that the Company expected this review to result in a substantial loss for fiscal 1994, five purported class action lawsuits were filed in the United States District Court for the District of Massachusetts. These lawsuits were eventually combined into one class action suit.

These lawsuits were purportedly brought by and on behalf of purchasers of the Company's Common Stock pursuant or traceable to the Company's Prospectus dated August 17, 1993 and in its after market through April 28, 1994. These lawsuits were filed against the Company and certain of them also named as defendants Raymond C. Kurzweil (the Company's Founder, former Chairman, Chief Technology Officer and director and former Co-Chief Executive Officer), Bernard F. Bradstreet (former Co-Chief Executive Officer, President, Chief Financial Officer, and director), the underwriters of the Company's August 1993 initial public offering of Common Stock, Robertson, Stephens & Co., L.P. and Needham & Company, Inc., and the Company's former public accountants, Coopers & Lybrand L.L.P.

On April 27, 1995, the Company received final court approval of an agreement to settle this litigation. In accordance with the settlement, the class members and their counsel received a total of 1,475,827 shares of Common Stock having a value of $7,250,000 based on the average closing price of shares of Common Stock, during the five consecutive trading days starting May 19, 1995. In June 1995, the class members' counsel received their portion of the shares, 442,748 shares in the aggregate. In March 1996, the remaining 1,033,079 shares of Common Stock were distributed to class members. In addition, as part of the settlement, the Company made a cash payment of $250,000, and assigned any claims it might have against its former public accountants, Coopers & Lybrand L.L.P., to the class members. The Company believes these proceedings are now concluded as to the Company's involvement.

SEC Investigation. On June 3, 1994, the Company announced that it had been notified by the Securities and Exchange Commission ("SEC") that the SEC had commenced a formal investigation of the Company. The SEC requested that the Company provide the SEC with certain documents concerning possible violations of the federal securities laws in connection with the Company's public reports and financial statements. On July 26, 1995 the Company announced that it had entered into a settlement with the SEC. The Company agreed to an order pursuant to
Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, whereby the Company agreed to cease and desist from committing or causing any future violation of certain enumerated sections of those acts and rules promulgated thereunder. The Company believes that the SEC's investigation of the Company has now been concluded.

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

Texas Litigation On September 11, 1995, one of the Company's shareholders who elected not to be included in the settlement of the shareholder class action litigation discussed above, filed a complaint in Dallas County, Texas. The matter is entitled Caffey v. Kurzweil Applied Intelligence, Inc., et al. Mr. Caffey's complaint asserts that the Company and certain former officers and directors committed fraud and violated Texas state law and unnamed federal securities laws. The Complaint seeks $1,500,000 in damages.

The Company moved the case to the United States District Court for the Northern District of Texas on November 6, 1995. The case was assigned Docket No. 3:95-CV-2660-J. On November 13, 1995, the Company filed an answer to the complaint, which contained an offer of settlement pursuant to which the Company offered to repurchase from Mr. Caffey his 1,000 shares of Company stock at the original price he paid for such shares plus interest and certain attorneys' fees. Mr. Caffey has rejected the Company's offer. This case is in the deposition and pre-trial discovery stage, and at this point, the Company does not believe that the outcome will have a material adverse effect on the financial position of the Company.

On December 10, 1996, David Earl, the Company's former Vice President of Operations, filed a Complaint in Middlesex Superior Court, Civil Action No. 96-07037, asserting claims against the Company and the Lexington Insurance Company ("Lexington"), an entity that issued a directors and officers insurance policy. The Complaint alleged that the Company breached the Massachusetts Consumer Protection Act (M.G.L. c. 93A) and various contractual duties allegedly owed to Mr. Earl by refusing to indemnify Mr. Earl against claims brought by the United States Attorney's Office, the Securities and Exchange Commission and Mr. Caffey. The Complaint also alleges that the Company improperly refused to permit Mr. Earl to exercise certain stock options and that Lexington breached contractual duties by refusing to reimburse Mr. Earl for costs associated with those claims. Mr. Earl seeks an unspecified amount of damages.

On January 13, 1997, Lexington filed an Answer to the Complaint and asserted cross-claims against the Company, alleging that the policy should be rescinded and that the Company violated M.G.L. c. 93A because it obtained the insurance policy by fraudulent means. Lexington also asserted a claim for common law indemnification, claiming that to the extent Lexington is liable to Mr. Earl, the Company is liable to Lexington.

On January 28, 1997, the Company filed an Answer to Mr. Earl's Complaint and Lexington's cross-claim and asserted counterclaims against Mr. Earl and cross-claims against Lexington. The parties have recently commenced discovery.

On April 8, 1997, the Company was served with a complaint in an action entitled
R. E. Thomason General Hospital District v. Kurzweil Applied intelligence, Inc. No. EP-97-CA-129, which is pending in the United States District Court for the Western District of Texas, El Paso Division. The plaintiff seeks approximately $160,000 in actual damages, plus interest, attorneys fees, and court costs and such other relief as it is entitled to. The complaint arises out of the sale by the Company of a VoiceMED system to the plaintiff in April 1993, which the plaintiff claims failed to perform as warranted. The Company believes that the complaint is without merit and intends to vigorously defend this law suit.

By letter dated April 16, 1997, the Company received a "Notice of Consumer Legal Action, Notice of Class Action and Demand for Remedy" from the "American Justice Center" of Irvine, California notifying the Company and other defendants of a claim under various sections of the California Civil Code that the Company's VoicePad product does not perform as advertised. The plaintiff demands that the Company recall all VoicePad products sold to date, refund to purchasers their purchase price, reimburse the plaintiff for its legal costs, cease the activities complained of, and otherwise comply with the California Civil Code. The notice and demand was filed in the California Superior Court for the County of Los Angeles and is styled Melanie Shah & all purchasers of VOICEPAD Software, the American Justice Center, et al. Plaintiff(s) v. CompUSA; Best Buy Co., Inc.:
Alpha Software Corp.; SoftQuad international, Inc.: Kurzweil Applied Intelligence, Inc.; Andrea Electronics Corp.; et al. Defendant(s). The plaintiff purports to represent a class consisting of all purchasers of the Company's VoicePad product. The Company believes that the demand is without merit and intends to vigorously defend against this action.

Item 4.  Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended January 31, 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, ages, positions with the Company and a brief description of the business experience during the last five years of the executive officers of the Company, all of whom serve until they resign or are removed by the Board of Directors:

           Name          Age                       Position
           ----          ---                       --------

Thomas E. Brew, Jr.       54      Chairman of the Board of Directors
                                  President, Chief Executive Officer

Thomas B. Doherty         38      Chief Financial Officer, Vice President of
                                  Finance and Treasurer

Mark D. Flanagan          44      Executive Vice President


W. Francis Ganong         44      Vice President, Research


Raymond C. Kurzweil       49      Chief Technology Officer


John J. Scarcella         42      Vice President of Sales


Thomas E. Brew, Jr. Effective November 1, 1994, Mr. Brew joined the Company and became Chief Executive Officer and President of the Company. He had been serving as Acting Co-Chief Executive Officer and President of the Company since May 23, 1994. Mr. Brew is also a Director of the Company and was elected Chairman of the Board in June 1995. Mr. Brew is a founder and from 1988 to November 1994 was Executive Vice President of Argus Management Corporation ("Argus"), a management consulting firm which provides interim management services. Mr. Brew is a director of Cambridge Soundworks, Inc., a factory direct stereo company.

Thomas B. Doherty became the Company's Vice President of Finance, Treasurer and Chief Financial Officer on November 1, 1994. He had been serving as Acting Chief Financial Officer of the Company since May 23, 1994. Prior thereto, Mr. Doherty had been a financial consultant at Argus since 1988.

Mark D. Flanagan joined the Company in January 1993 and was elected Vice President of Business Development in May 1993. Mr. Flanagan was elected Executive Vice President in June 1994. Prior to joining the Company, Mr. Flanagan served as President and CEO of Lotus Publishing Corporation, a subsidiary of International Data Group, Inc. from 1991 to 1992. Mr. Flanagan also worked at Lotus Development Corporation from 1988 to 1991 in various positions including President of Lotus Publishing Corporation and Vice President of Corporate Marketing from 1988 to 1989.

W. Francis Ganong joined the Company in 1982 and became Vice President, Research in May 1993. Mr. Ganong was formerly Director of Research of the Company. Mr. Ganong holds a Ph.D. and is a graduate of MIT and Harvard.

Raymond C. Kurzweil, the founder of the Company, has been Chief Technology Officer since the Company's inception in 1982. He also served as the Company's Chief Executive Officer from 1982 to 1991, as Co-Chief Executive Officer from 1991 to November 1994, and as Chairman from 1982 to 1995. Mr. Kurzweil is a Director of Wang Laboratories, Inc., and is the Chairman of its Strategy and Technology Committee.

John J. Scarcella joined the Company in 1985 as a Sales Manager for the Company's Mid- Atlantic territory. Prior to being elected the Company's Vice President of Sales in September 1995, he served as Vice President of National Accounts and Government Operations.






                              ____________________

                                     PART II

Item 5.   Market For Registrant's Common Equity And Related Stockholder Matters

The Company's Common Stock is traded on the Nasdaq National Market under the symbol KURZ. The following table reflects the range of bid prices of the Common Stock by fiscal quarter for fiscal years 1996 and 1997. This information is based on prices reported on the Nasdaq National Market.

                                                                Bid Prices
                                                                ----------
1996                                                          High       Low
----                                                        -----------------
First Quarter (ended April 30, 1995)......................  $ 6.000   $ 4.375
Second Quarter (ended July 31, 1995) .....................  $ 5.250   $ 2.750
Third Quarter (ended October 31, 1995) ...................  $ 4.750   $ 2.750
Fourth Quarter (ended January 31, 1996) ..................  $ 7.125   $ 2.750


1997
----

First Quarter (ended April 30, 1996) .....................  $ 4.750   $ 2.370
Second Quarter (ended July 31, 1996) .....................  $ 5.062   $ 1.687
Third Quarter (ended October 31, 1996) ...................  $ 4.562   $ 2.000
Fourth Quarter (ended January 31, 1997) ..................  $ 4.312   $ 2.750


At January 31, 1997, there were 876 holders of record of the Company's Common Stock. The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

Item 6.   Selected Financial Data

The following selected financial data for the five years ended January 31, 1997 are derived from financial statements of the Company. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.

                                                             (In thousands, except for per share amounts)

                                                                              Fiscal Year
                                                 --------------------------------------------------------------------
                                                    1993         1994          1995          1996            1997
                                                 ---------   -----------   -----------   ------------    ------------

Statement of Operations
Revenues
       Product and license revenue                $10,772        $9,157       $11,174         $7,680           6,686
       Maintenance revenue                            348           970         1,188          1,680           1,861
                                                 ---------   -----------   -----------   ------------    ------------
Total revenues                                     11,120        10,127        12,362          9,360           8,547
Operating costs and expenses:
       Cost of product and maintenance revenue      4,103         6,490         5,689          4,777           3,937
       Cost of contract revenue                       366           --           --             --              --
       Inventory write-down                           --            800          --             --              --
       Sales and marketing                          5,825         6,488         5,882          3,582           4,057
       Research and development                     1,549         2,742         2,587          2,341           3,066
       General and administrative                   1,489         4,226         2,316          1,503           1,752
                                                 ---------   -----------   -----------   ------------    ------------
Total operating costs and expenses                 13,332        20,746        16,474         12,203          12,812
                                                 ---------   -----------   -----------   ------------    ------------
Operating loss                                     (2,212)      (10,619)       (4,112)        (2,843)         (4,265)
Interest expense                                      129           161            19             12               4
Interest income                                        41           174           219            197             115
Other income (expense), net                            16           (10)          (30)            72              14
Settlement of stockholders' lawsuit                   --           --           7,250            --              --
                                                 ---------   -----------   -----------   ------------    ------------
Loss before income taxes                           (2,284)      (10,616)      (11,192)        (2,586)         (4,140)
Provision for income taxes                              9          --            --              --              --
                                                 ---------   -----------   -----------   ------------    ------------
Net loss                                          ($2,293)     ($10,616)     ($11,192)       ($2,586)        ($4,140)
                                                 =========   ===========   ===========   ============    ============
Per common share:
       Net loss                                   ($18.48)       ($3.99)       ($2.13)        ($0.38)         ($0.50)
       Weighted average number of common
               shares outstanding                     124         2,661         5,248          6,756           8,342
                                                 =========   ===========   ===========   ============    ============

                                                             January 31,
                                                 --------------------------------------------------------------------
                                                    1993         1994          1995          1996            1997
                                                 ---------   -----------   -----------   ------------    ------------
Balance Sheet
Working capital                                      $775        $7,643        $3,717           $660            ($97)
Total assets                                        6,945        18,364        13,041          8,864           8,173
Long-term debt                                      2,100          --            --              --               --
Capital lease obligations                             412            79           142             29              --
Stockholders' equity                                1,653         9,328         5,327          2,888           2,787

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's results of operations and liquidity is based on the Company's financial statements and should be read in conjunction with the financial statements and notes thereto contained elsewhere herein.

RESULTS OF OPERATIONS

The Company's revenues are derived from the sale of Kurzweil VoiceMED, Kurzweil Clinical Reporter Products, maintenance contracts (the "Medical Products") and Kurzweil Voice for WINDOWS (the "PC Application Products") products.

Total revenues declined over the three year period from $12,362,000 in fiscal 1995 to $9,360,000 in fiscal 1996 and $8,547,000 in fiscal 1997. Within product and license revenues, sales of Medical Products (excluding maintenance contracts) declined from $10,273,000 in fiscal 1995 to $5,465,000 in fiscal 1996 and $3,628,000 in fiscal 1997. This decline reflected the significant decrease in shipments of the Company's VoiceMED product in fiscal 1996 and 1997 due to the reduced acceptance in the marketplace of the Company's DOS-based operating platform technology, a reduction in the Company's direct medical sales force, and decrease in orders from the government sector. As a result of these declines in sales, the gross margins in this product line also declined from 49% in fiscal 1995 to 38% in fiscal 1996 and 36% in fiscal 1997, and revenues related to the product line began to increase in the second half of fiscal 1997. The Company transitioned the Medical Products line from DOS-based VoiceMED products to the Windows-based Clinical Reporter product during fiscal 1997. Product sales to military and veterans hospitals owned by the United States Government, which had totaled $3,525,000 in fiscal 1995 declined to $1,127,000 in fiscal 1996 and $541,000 in fiscal 1997 (or 28%, 12% and 6% of total revenues in those years) because of changes in government funding levels and the lower acceptance of the DOS-based product.

Within product and license revenues during the three year period, revenues from the PC Application product line increased from $901,000 in fiscal 1995 to $2,215,000 in fiscal 1996 and $3,058,000 in fiscal 1997. This revenue growth was the result of enhancements in the product line and expansion of distribution channels. The gross margins on revenues was 48% in fiscal 1995, 37% in fiscal 1996 and 48% in fiscal 1997. The fluctuation in margin for those years was due to the mix of unit product shipments and the higher margin license revenues. Through the Alpha software agreement, the Company introduced PC Application products into retail distribution at the end of fiscal 1997. Based upon results of initial trials, retail distribution of the PC Application Product was expanded during the first quarter of fiscal 1998 and preliminary results indicate that retail product market acceptance could increase revenues for that product line, although there can be no assurance that this will occur.

Maintenance revenue increased during the three year period from $1,188,000 in fiscal 1995 to $1,680,000 in fiscal 1996 and $1,861,000 in fiscal 1997 as a result of a larger installed customer base for the Medical Products, and programs implemented to increase the use of maintenance contracts.

Cost of Product and Maintenance Revenue
---------------------------------------

Cost of product and maintenance revenue includes hardware costs, manufacturing overhead, system replacement parts associated with maintenance contracts, third-party software royalties and license fees, amortization of capitalized costs and amortization of expenses for certain patients settlements. Cost of product and maintenance revenue declined from $5,689,000 in fiscal 1995, to $4,777,000 in fiscal 1996 and $3,937,000 in fiscal 1997 as revenues declined. Costs of product and maintenance revenues in fiscal 1996 and 1997 included $1,107,000 in amortization expense for the Dragon patent settlement. See Item 1. "Description of Business-Dragon Settlement and Cross License Agreement". Also included in cost of product and maintenance revenue were royalty expenses of $192,000, $96,000 and $47,000 in fiscal 1995, 1996 and 1997, respectively, and the amortization of capitalized software development costs.

Cost of product and maintenance revenue as a percentage of total revenues went from 46 in fiscal 1995 to 51% in fiscal 1996 and 46% in fiscal 1997. The increase in the cost as a percentage of total revenue in fiscal 1996 was primarily the result of amortization of the fixed expense for the Dragon patent settlement against a lower revenue base. The decrease in the cost of product and maintenance revenues as a percentage of revenue in fiscal 1997 was primarily the result of an increase in the amount of software-only and license revenue for the PC Application Product line.

Capitalized software amortization expense for fiscal 1995, 1996 and 1997 was $790,000, $1,081,000 and $909,000, respectively.

In the fourth quarter of fiscal 1996, the Company recorded a reserve against capitalized software and increased the amortization by $400,000 to adjust capitalized software to its estimated net realizable value, reflecting the Company's declining revenues in the last two quarters of fiscal 1996 and its dependence on market acceptance of new products to be introduced in fiscal 1997

Sales and Marketing Expenses. Sales and marketing expenses include costs for marketing, selling, and supporting the Company's products. These expenses decreased from $5,882,000 in fiscal 1995 to $3,582,000 in fiscal 1996, and increased to $4,057,000 in fiscal 1997, representing 48%, 38%, and 47% of total revenues, respectively. The largest component of these costs relates to compensation for sales and support personnel, travel, and office expenses. The Company's sales and support personnel increased from 29 employees at January 31, 1995 to 31 employees at January 31, 1996 to 35 employees at January 31, 1997.

The lower level of sales and marketing expenses in fiscal 1995 and 1996 was a result of the Company reorganizing its distribution strategy for its Medical Products group by focusing on VAR's, system integrators and dealers and using a smaller direct sales force. The reorganization resulted in a 20% reduction in the Company's workforce, mainly in the sales and field support organizations. The Company also experienced an unexpected attrition in the medical sales force during the period in question. The Company also closed all but one of its sales and support offices, outside of the Waltham, Massachusetts facility, to reduce costs. See Item 1 "Business - Marketing, Sales and Distribution".

The increase in fiscal 1997 expenses over 1996 was due to the marketing expenses associated with the launching of the Windows-based Medical Products, increased Medical Products sales staffing, and an increase in catalog advertising prices for the PC Application Product line.

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

Total research and development expenses, net of capitalization, decreased from $2,587,000 in fiscal 1995 to $2,341,000 in fiscal 1996, and increased to $3,066,000 in fiscal 1997, representing 21%, 25%, and 36% of total revenues, respectively. The decrease in research and development expense between fiscal 1995 and 1996 was due to the capitalization of the various development projects, including product upgrades, new versions of Kurzweil VOICE for Windows and the development of the Kurzweil Clinical Reporter for the Medical Products Group. The increase in fiscal 1997 R&D expenses was due primarily to the 23% increase in employees from fiscal 1996.

The Company's research and development personnel increased from 42 employees at January 31, 1995, to 52 employees at January 31, 1996, to 64 employees at January 31, 1997. In order to maintain its competitive position and to develop new and enhanced products, the Company intends to continue its investment in research and development.

General and Administrative Expenses. General and administrative expenses decreased from $2,316,000 in fiscal 1995 to $ 1,503,000 in fiscal 1996, and increased to $1,752,000 in fiscal 1997, representing 18%, 16% and 20% of total revenues, respectively. The decrease in fiscal 1996 was due to continued emphasis on reducing overhead costs and stringent cost controls. Included in general and administrative expenses was $232,000, $105,000, and $75,000 as provisions for doubtful accounts for fiscal 1995, 1996, and 1997, respectively. The increase in the fiscal 1997 general and administrative expenses was due mainly to the continuing legal costs of the Caffey litigation and a claim against the Company for reimbursement of legal expenses by a former officer of the Company.

Interest Income. Interest income is generated by invested cash and marketable securities. Interest income decreased from $219,000 in fiscal 1995 to $197,000 in fiscal 1996 to $115,000 in 1997, due to a decrease in the amount of cash available for investment.

Settlement of Stockholders Lawsuit. On April 27, 1995, the Company received final court approval of the stockholder class action settlement. The settlement provided for the class members to receive 1,475,827 shares of Common Stock having a market value of $7,250,000. The number of shares of Common Stock was based on the average closing prices during the five consecutive trading days starting May 19, 1995. In June 1995, the class members' counsel received 442,748 of the shares in partial payment of legal fees. In March 1996, the remaining 1,033,079 shares were distributed to class members. In addition, the Company made a cash payment of $250,000 in fiscal 1996, and assigned any claims it may have against its former public accountants, Coopers & Lybrand L.L.P., to the class members.

Income Taxes. At January 31, 1997, the Company had federal net operating loss carryforwards of approximately $54,000,000. In addition, at January 31, 1997 the Company had federal tax credit carryforwards of approximately $900,000. The net operating loss carryforwards expire during the years 1998 through 2010 and the tax credit carryforwards expire during the years 1998 through 2010.

Substantially all of the Company's net operating loss and tax credit carryforwards are subject to limitation under the provisions of Section 382 of the Internal Revenue Code. The limitation impacts both the amount of the net operating loss and tax credit carryforwards available to offset future income and income tax liabilities. Limitations are imposed when an ownership change, as defined by federal tax law, has occurred. The limitation depends in part upon the value of the Company immediately prior to the ownership change. The Company believes an ownership change did occur in connection with the Company's initial public offering in August 1993. Prior to the initial public offering, the Company may have incurred an ownership change in connection with prior financings. If an ownership change did in fact occur in an earlier year, the annual limitation and available carryforward could be reduced significantly.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1997, the Company's principal sources of liquidity were cash, cash equivalents, and marketable securities of $1,439,000, and the Company had a working capital deficit of $97,000. If the merger with L&H is not consummated, the Company's financial condition and growth will be dependent upon obtaining adequate additional financing to support the anticipated continuation of losses in fiscal 1998, and until profitable operations are achievable.

The Company's operating activities used cash of $2,405,000 in fiscal 1995, $376,000 in fiscal 1996, and $2,102,000 in fiscal 1997. The Company will be required to pay $1,019,000 to Dragon on June 1, 1997 as part of the patent cross license agreement. See Item 1. "Description of Business - Dragon Settlement and Cross Licensing Agreement".

The Company has incurred operating losses since its inception and these losses are expected to continue into fiscal 1998. On May 10, 1996 the Company received $2,376,000 from the private sale of 1,320,050 shares of Common Stock to an investment fund. On July 31, 1996, the Company received approximately $1,669,000 from the private sale of 927,000 shares of Common Stock to accredited investors. There can be no assurances that these financings will be sufficient to sustain the Company's operations through the end of fiscal 1998.

Pursuant to the terms of a Loan Agreement dated April 14, 1997 (the "Loan Agreement"), L&H USA agreed to loan to the Company up to $1.5 million under a line of credit (the "Loan") to finance the Company's working capital needs, including certain license payments due to Dragon. The Company may, subject to the terms and conditions contained in the Loan Agreement, draw on the line of credit until June 30, 1997. The Loan is evidenced by a line of credit note dated April 14, 1997 in the original principal amount of $1.5 million (the "Note"). The Note bears interest at the "prime rate" as of April 14, 1997 as published in The Wall Street Journal. All outstanding principal and interest under the Note is due and payable in full on October 31, 1997. The Company has drawn down the entire amount of the loan on April 30, 1997 Once repaid, the Loan may not be reborrowed. The Company's obligations under the Loan Agreement and the Note are secured by a security interest in all of its assets.

In consideration for the commitment to make the Loan, the Company issued to L&H USA a warrant to purchase 185,000 shares of the Company's Common Stock at a price of $3.21 per share pursuant to the terms of a common stock warrant (the "Warrant") dated April 14, 1997. The Warrant is immediately exercisable and expires on April 14, 2002 (the "Expiration Date"); provided, that L&H USA's right to exercise the Warrant will expire immediately upon L&H USA's failure to make the Loan as required in the Loan Agreement or the termination by the Company of the Merger Agreement as a result of L&H USA breach of certain provisions thereof; and, provided, further, that L&H USA may not exercise the Warrant for so long as L&H USA is in default of its obligation to loan funds in accordance with the Loan Agreement and such default is continuing.

The consummation of the merger with L&H is subject to approval by the Company's stockholders. If the acquisition is not consummated, the Company will be forced to seek to obtain additional capital to fund its operations through fiscal 1998. There can be no assurances that the merger with Lernout & Hauspie will be consummated, or that, if it is not consummated, that the Company will be able to raise the necessary capital to continue in operation. If additional financing is not obtained, the Company will be required to restructure its operations, curtail its spending in research and development, attempt a merger with another company, or seek protection under the bankruptcy laws. The Company's inability to obtain an audit opinion on its fiscal 1993 financial statements and its statements of operations, cash flows, and stockholders equity for fiscal 1994 prevented the Company from accessing the public financial markets in 1994 and 1995. Public financing would be subject to market conditions and other uncertainties, and no assurance can be given that the Company could obtain public financing at any time. Either public or private equity financing would likely result in dilution of the Company's existing stockholders.

At January 31, 1997, the Company was not in compliance with the Nasdaq By-Laws net worth requirements for the continued listing of the Company's Common Stock on the Nasdaq National Market. The Company will request an exemption from Nasdaq for the continued listing of the Common Stock on the Nasdaq National Market while it seeks stockholder approval of the merger with L&H. If the merger is not completed, then the Company will seek to obtain additional financing. If an exemption is not granted, the Company will request that it be eligible for re-admission to the Nasdaq National Market without having to comply with the higher initial listing requirements. If the Company does not meet the listing requirements, it may not qualify for re-admission to the Nasdaq National Market for an undetermined period of time. Any delisting of the Company's Common Stock from trading on the National Market may adversely affect the price of the Common Stock.

MERGER  WITH LERNOUT AND HOUSPIE SPEECH PRODUCTS, N.V.

On April 14, 1997, the Company entered into an Agreement and Plan of Merger with L & H and L&H USA, whereby L&H USA would be merged into the Company and each outstanding share of the Company's Common Stock will be exchanged for $4.20 in cash and $1.05 in common stock of L&H, subject to adjustment in certain circumstances. The closing of the business combination is subject to certain conditions and approvals, including the approval of the stockholders of the Company.

Founded in 1987, L&H develops and sells a broad variety of speech and language technology, products and services. L&H licenses and distributes its products to companies in the telecommunications, telephony, computer, consumer electronics and automotive electronics industries. L & H's corporate headquarters is located in Ieper, Belgium, and its Common Stock is traded on the Nasdaq National Market under the symbol LHSPF.

Achieving the anticipated benefits of the merger will depend on , among other things, the integration of the companies' respective product offerings, coordination of sales and marketing organizations, and research and development efforts. There can be no assurance that integration will be accomplished smoothly and successfully. The integration of certain operations following the merger will require the dedication of management resources which may temporarily distract the attention from the day-to-day business of the respective companies. The inability of management to successfully integrate the operations of the two companies could have an adverse effect on the business and results of operations of the combined companies. In addition, there can be no assurance that present and potential customers of the Company and L&H will continue their current buying patterns and any significant delay or reduction in orders could have an adverse effect on the results of operations. In the event the merger is not consummated, the Company's stock price may decline and its results of operations could be materially and adversely affected. In addition, the Company's relationships with its customers and position in the industry could be materially and adversely affected. Further, such failure could have a negative impact on the Company's ability to attract and retain key personnel.

Certain Factors that May Affect Future Results

The Company's future results are subject to substantial risks and uncertainties. The Company currently derives substantially all of its revenue from the sale of software licenses that utilize speech recognition to create text documents.

The Company believes that factors affecting the ability of the Company's products to achieve general market acceptance include product performance, price, ease of installation, learning and use. To be successful in the future the Company must respond promptly and effectively to the challenges of technological change and its competitors' innovations by continually enhancing its current products and developing new products on a timely basis. Certain current and potential competitors of the

Company that are more established benefit from greater market recognition and have substantially greater financial, development and marketing resources than the Company. Competitive pressures or other factors, including entry into new markets, may result in significant price erosion that could have a material adverse effect on the Company's results of operations.

The Company believes that its operating results could vary significantly from quarter to quarter. The Company's license fee revenue in any quarter is substantially dependent on orders booked and shipped in that quarter. The timing of license fee revenue is influenced by a number of factors, including the timing of individual orders and shipments of its products, customer buying patterns, changes and delays in product development, and the amount and timing of sales and marketing expenditures. Because the Company's operating expenses are based on anticipated revenue levels, and a high percentage of the Company's expenses are relatively fixed in the short-term, variations in revenue can cause significant fluctuations in operating results from quarter to quarter and may result in anticipated quarterly earnings falling below anticipated levels and/or losses.

Cautionary Statement

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risks and uncertainties. In particular, statements contained in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", which are not historical facts (including, but not limited to statements concerning anticipated operating expense levels and such expense levels relative to the Company's total revenues and expected losses) are "forward-looking statements." The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed above as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors, and others, are discussed from time to time in the Company's Securities and Exchange Commission filings.

Item 8.       Financial Statements and Supplementary Data

        Reports of Independent Public Accountants and Auditors.

        Balance Sheets at January 31, 1996 and 1997.

        Statement of Operations for the fiscal years ended January 31, 1995, 1996 and 1997.

        Statements of Changes in Stockholders' Equity for the fiscal years ended January 31, 1995, 1996 and 1997.

        Statements of Cash Flows for the fiscal years ended January 31, 1995, 1996 and 1997.

        Notes to Financial Statements

        Schedule II - Valuation and Qualifying Accounts

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Shareholders and Directors of
Kurzweil Applied intelligence, Inc.

We have audited the accompanying balance sheet of Kurzweil Applied Intelligence, Inc. as of January 31, 1997 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kurzweil Applied Intelligence, Inc. at January 31, 1997 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements and schedule have been prepared assuming that Kurzweil Applied Intelligence, Inc. will continue as a going concern. As more fully described in Note 3 to the financial statements, the Company has incurred substantial losses and had negative cash flows from operations in each of the last three fiscal years and has experienced declining revenues each of the last two years. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 3. The financial statements and schedule do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts, included in Schedule II on page 55, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

/s/ Arthur Andersen LLP

Boston, Massachusetts
March 21, 1997 except for Note 3, as to which the date is April 14, 1997

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------



The Shareholders and Directors of
Kurzweil Applied Intelligence, Inc.


We have audited the accompanying balance sheet of Kurzweil Applied Intelligence, Inc. as of January 31, 1996 and the related statements of operations, stockholders' equity, and cash flows for the two years then ended. Our audit also included the financial statement schedule for the years ended January 31, 1995 and 1996 listed in the Index at Item 14(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kurzweil Applied Intelligence, Inc. at January 31, 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended January 31 1995 and 1996, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

Boston, Massachusetts                             /s/ Ernst & Young LLP
March 29, 1996, except for
Note 3 as to which the date
is May 9, 1996

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                                 BALANCE SHEETS

                                                                       January 31,
                                                             --------------------------
                                                                 1996            1997
                                                             ------------    ------------

ASSETS
Current assets:
       Cash and cash equivalents                              $2,083,898        $456,886
       Marketable securities available for sale                  500,623         981,875
       Trade accounts receivable, less allowances
               of $287,000 and $325,000
               at January 31, 1996 and 1997, respectively      1,221,469       2,157,730
       Inventory                                                 398,483         354,322
       Other current assets                                      261,800         187,633
                                                             ------------    ------------
               Total current assets                            4,466,273       4,138,446
Property and equipment, net                                      924,061         721,305
Intangible assets                                              1,744,976         678,047
Capitalized software development costs, net                    1,592,850       2,531,605
Other assets                                                     135,770         103,796
                                                             ------------    ------------
                       Total assets                           $8,863,930      $8,173,199
                                                             ============    ============

LIABILITIES
Current liabilities:
       Accounts payable                                         $664,786      $1,114,561
       Accrued expenses                                        2,211,107       2,100,982
       Capital lease obligations                                  28,688              --
       Current portion of other long-term liabilities            901,810       1,019,460
                                                             ------------    ------------
               Total current liabilities                       3,806,391       4,235,003

Other long-term liabilities                                    2,169,128       1,151,523
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares
       authorized; none issued and outstanding
Common stock, $.01 par value; 15,000,000 shares
       authorized; 5,733,387 and 9,061,880 shares
       issued and outstanding at January 31, 1996
       and 1997, respectively                                     57,334          90,619
Additional paid-in capital                                    57,647,425      66,727,014
Common stock to be issued                                      5,075,000              --
Accumulated deficit                                          (59,891,348)    (64,030,960)
                                                             ------------    ------------
       Total stockholders' equity                              2,888,411       2,786,673
                                                             ------------    ------------
               Total liabilities and stockholders' equity     $8,863,930      $8,173,199
                                                             ============    ============

         These notes are an integral part of the financial statements.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                            STATEMENTS OF OPERATIONS

                                                          Years Ended January 31,
                                            ---------------------------------------------
                                                 1995           1996             1997
                                            -------------   ------------    -------------

Revenues:
       Product and license revenue           $11,174,125     $7,680,006       $6,686,249
       Maintenance revenue                     1,188,000      1,680,000        1,861,115
                                            -------------   ------------    -------------
Total revenues                                12,362,125      9,360,006        8,547,364
                                            -------------   ------------    -------------
Operating costs and expenses:
       Cost of product, license and
          maintenance revenue                  5,688,685      4,776,578        3,937,106
       Sales and marketing                     5,881,827      3,581,677        4,056,802
       Research and development                2,587,421      2,340,519        3,066,031
       General and administrative              2,316,351      1,502,927        1,751,736
                                            -------------   ------------    -------------
Total operating costs and expenses            16,474,284     12,201,701       12,811,675
                                            -------------   ------------    -------------
Operating loss                                (4,112,159)    (2,841,695)      (4,264,311)
Interest expense                                  19,095         12,197            3,632
Interest income                                  219,293        196,637          114,885
Other (expense) income, net                      (30,121)        71,749           13,446
Settlement of stockholders' lawsuit            7,250,000        ----              ----
                                            -------------   ------------    -------------
Net loss                                    ($11,192,082)   ($2,585,506)     ($4,139,612)
                                            =============   ============    =============
       Net loss per common share                  ($2.13)        ($0.38)          ($0.50)
                                            =============   ============    =============
       Weighted average number of common
               shares outstanding              5,247,895      6,755,779        8,342,157
                                            =============   ============    =============



    The accompanying notes are an integral part of the financial statements.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               For the years ended January 31, 1995, 1996 and 1997

                                                                                      Adjustment to
                                                                                        unrealized
                                                                                      gains/(losses)
                                                           Additional      Common     on securities                        Total
                                                 Common     Paid-In      Stock to be    available       Accumulated    Stockholders'
                                                 Stock      Capital        Issued        for sale         Deficit         Equity
                                                -------   -----------    ----------   --------------    -----------    -------------
Balance at January 31, 1994                     $52,433   $55,389,444                                  ($46,113,760)    $9,328,117
Issuance of 3,000 shares of common stock at
     $7.00 per share to existing shareholder
     upon exercise of warrants                       30        20,970                                                       21,000
Issuance of 7,224 shares of common stock
     at $1.50 per share to employees upon
     exercise of options, net of expenses            72        10,702                                                       10,774
Common stock to be issued for settlement
     of stockholders' lawsuit                                            $7,250,000                                      7,250,000
Unrealized gains/(losses)                                                                 ($91,250)                        (91,250)
Net loss                                                                                                (11,192,082)   (11,192,082)
                                                -------   -----------   -----------      ---------     ------------     ----------
Balance at January 31, 1995                      52,535    55,421,116     7,250,000        (91,250)     (57,305,842)     5,326,559
Issuance of 37,104 shares of common stock
   at $ 1.50 per share to employees upon
   exercise of options, net of expenses             371        55,737                                                       56,108
Common stock issued as partial settlement
     of stockholders' lawsuit                     4,428     2,170,572    (2,175,000)
Unrealized gain                                                                             91,250                          91,250
Net loss                                                                                                 (2,585,506)    (2,585,506)
                                                -------   -----------   -----------      ---------     ------------     ----------
Balance at January 31, 1996                      57,334    57,647,425     5,075,000              0      (59,891,348)     2,888,411
Issuance of 47,870 shares of common stock
      at $1.50 per share to employees upon
      exercise of options, net of expenses          479        71,326                                                       71,805
Common stock issued for settlement
      of stockholders' lawsuit                   10,331     5,064,669    (5,075,000)
Issuance of 1,320,050 shares of common stock
      at $2.00 per share in a private sale
      to an investment fund on May 10, 1996,
      net of expenses                            13,200     2,323,130                                                    2,336,330

Issuance of 927,500 shares of common stock
      at $2.00 per share in a private sale
      to accredited investors on July 31,
      1996, net of expenses                       9,275     1,620,464                                                    1,629,739

Net loss                                                                                                 (4,139,612)    (4,139,612)
                                                -------   -----------   -----------      ---------     ------------     ----------
Balance at January 31, 1997                     $90,619   $66,727,014            $0             $0     ($64,030,960)    $2,786,673
                                                =======   ===========   ===========      =========     ============     ==========

     The accompanying notes are an integral part of the financial statements

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                            STATEMENTS OF CASH FLOWS





                                                                                   Year Ended January 31,
                                                                   ----------------------------------------------------
                                                                       1995                1996                1997
                                                                   ------------        ------------         -----------

Cash flows from operating activities:
     Net loss                                                      ($11,192,082)        ($2,585,506)        ($4,139,612)
     Adjustments to reconcile net loss to net cash
     (used) in operating activities:
     Depreciation                                                       519,081             565,074             506,423
     Amortization                                                     1,909,783           1,804,633           2,037,044
     Provision for doubtful accounts                                    231,756             105,000              75,000
     Settlement of stockholders' lawsuit                              7,250,000
     Change in operating assets and liabilities:
        (Increase) decrease in accounts receivable                     (637,774)            101,929          (1,011,261)
        Decrease in inventory                                           633,736             638,446              44,161
        Decrease (increase) in other assets                             265,375            (179,038)             45,056
        (Decrease) increase in accounts payable                        (147,759)             (1,356)            449,775
        (Decrease) in accrued expenses
           and other liabilities                                     (1,237,461)           (825,555)           (108,269)
                                                                     ----------          ----------           ---------
     Net cash (used) in operating activities                         (2,405,345)           (376,373)         (2,101,683)
                                                                     ----------          ----------           ---------
Cash flows from investing activities:
     Purchase of marketable securities available for sale                                                      (481,252)
     Sale of marketable securities available for sale                 6,003,596           1,000,627
     Payments for property and equipment, net                          (509,248)           (829,410)           (303,667)
     Capitalized software development costs                            (725,993)         (1,162,273)         (1,847,785)
                                                                     ----------          ----------           ---------
     Net cash provided by (used) in investing activities              4,768,355            (991,056)         (2,632,704)
                                                                     ----------          ----------           ---------
Cash flows from financing activities:
     Payments on capital lease obligations                             (187,975)           (113,479)            (28,688)
     Payments on licensing agreement                                                       (798,062)           (901,810)
     Proceeds from issuance of capital stock, net                        31,774              56,108           4,037,873
                                                                        -------             -------           ---------
     Net cash provided by (used) in financial activities               (156,201)           (855,433)          3,107,375
                                                                     ----------          ----------           ---------
Net increase (decrease) in cash                                       2,206,809          (2,222,862)
                                                                                                             (1,627,012)
Cash and cash equivalents, beginning of period                        2,099,951           4,306,760           2,083,898
                                                                     ----------          ----------           ---------
Cash and cash equivalents, end of period                             $4,306,760          $2,083,898            $456,886
                                                                     ==========          ==========            ========
Supplementary disclosure of cash flow information:
     Cash paid during year for:
     Interest                                                           $19,095             $12,197              $3,632





     The accompanying notes are an integral part of the financial statements

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS

Kurzweil Applied Intelligence, Inc. (the "Company") develops, markets and supports automated speech recognition systems used to create documents and interact with computers by voice. The Company has concentrated initially on the healthcare industry, where there is a need for accurate and timely reporting for patient care, risk management, billing and third party reimbursement. The Company also developed and is marketing Kurzweil VOICE for Windows, which incorporates a large vocabulary, speaker-independent, and discrete speech recognition technology running in the Windows operating environment.

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

Marketable Securities

The Company classifies its investments in marketable securities as "available for sale." Marketable securities are stated at fair market value and consist of non-equity corporate securities and liquid U.S. Government obligations. At January 31, 1996 and 1997 there were no unrealized gains or losses recorded as cost approximates market value.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                          NOTES TO FINANCIAL STATEMENTS



Property and Equipment

Property and equipment are stated at cost. Equipment and furniture and fixtures are depreciated on the straight-line basis over the estimated useful life of the asset, generally three years.

Research and Development Costs

Costs incurred in the research and development of new software products and significant enhancements to existing software products are expensed in the period incurred until technological feasibility has been established, after which point they are capitalized until such products are released for sale.

Capitalized software costs are amortized on a product by product basis commencing with the release of the related software product. The amortization included in product cost of revenue is the greater of the amount computed using the ratio of current gross revenue to total current and anticipated gross revenue on the straight-line method over the estimated useful life of the product not to exceed three years. The Company continually compares the unamortized portion of capitalized software development costs to the net realizable value of the related product. The net realizable value is the estimated future gross revenue from the product reduced by estimated future costs of completing and disposing of that product. The amount by which the unamortized capitalized costs exceed the net realizable value is written off. Amortization expense for fiscal years 1995, 1996 and 1997 was $790,000, $1,081,000, and $909,000, respectively. In fiscal year 1996 the Company provided $400,000 of additional amortization due to the uncertainty of recoverability of certain previously capitalized software development costs.

In November 1993, the U.S. Department of Commerce selected the Company to participate in the Department's National Institute of Standards and Technology
(NIST) Advanced Technology Program. Under the program, the Company is developing software to allow users to operate their personal computers through normal spoken language. The program is a government reimbursed arrangement which is billed monthly as costs are incurred. The program operated from March 1994 through February 1997. The Company's policy is to offset research and development expense for amounts billed under the program. Billings totaled $440,000, $469,500, and $723,000 for fiscal year 1995, 1996, and 1997, respectively.

In December 1995, the Company announced it had been awarded a $2 million grant by the Commerce Department's National Institute of Standards and Technology
(NIST) Advanced Technology Program. The award provides funding for the development of medical record documentation systems using open systems standards for linking with other health care information systems, and applying user interface technologies including large vocabulary speech-recognition and pen combined with flexibly structured knowledge bases to assure ease of use. Medical record documentation systems are a prerequisite to the creation of useful clinical databases for outcome studies, cost effectiveness studies, and other efforts to improve both the quality and the cost effectiveness of medical care in the United States.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                          NOTES TO FINANCIAL STATEMENTS


The technology developed under the NIST grant will be two-way accepting clinical information from the care giver (physician exam notes, for example) and feeding back information such as clinical treatment guidelines from central data repositories. The program is a government reimbursement arrangement which is billed monthly as costs are incurred. The program is expected to continue through November 1997. The Company's policy is to offset research and development expense for the amounts billed under the program. Billings totaled $78,600 and $779,000 for fiscal year 1996 and 1997, respectively. Amounts funded by the government under these grants are paid as costs are incurred.

Revenue Recognition

Revenue from product sales is recorded at the time of shipment if no significant obligation relating to the sale remains and collection is deemed probable. Maintenance revenue is recognized ratably over the term of the maintenance agreements. Maintenance revenue for the years ended January 31, 1995, 1996 and 1997 totaled $1,188,000, $1,680,000, and $1,861,000, respectively. Related cost of maintenance revenue is expensed as incurred over the term of the maintenance agreements.

In fiscal 1995, 1996 and 1997, product sales to military and veterans hospitals owned by the United States government totaled $3,525,000, $1,127,000 and $541,000 respectively, representing 28%, 12% and 6% of the Company's total revenues.

Cost of Product and Maintenance Revenue

Cost of product and maintenance revenue includes hardware costs, manufacturing overhead, system replacement parts associated with maintenance contracts, third party software royalties and license fees, and amortization of capitalized software.

Warranties and Customer Support

The Company's products include a 90-day warranty that products will be free from defects in materials and workmanship and that the software will perform in accordance with applicable specifications. The Company is obligated to repair or replace, at its option, any products that do not meet specifications. The Company currently receives a one-year warranty from its existing CPU vendor. This vendor-provided warranty reduces, in part, the Company's warranty costs.
An accrual is made for warranty costs and is charged to expense at the time of sale.

The Company provides post-sale customer support free of charge for a 90 day period. An accrual is made for customer support at the time of sale.

Income Taxes

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                          NOTES TO FINANCIAL STATEMENTS


The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109), which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also requires a valuation allowance against net deferred tax assets if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Stock Based Compensation

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123, Accounting for Stock Based Compensation. Presently, the Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. As allowed under the new standard, the Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants. The Company will continue to account for stock options under this method.

Loss Per Share

Loss per share data is based solely on the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding includes the shares associated with the shareholders' lawsuit. Common equivalent shares outstanding have not been included because they would be anti-dilutive under the treasury stock method.

Impact of Recently Issued Accounting Standards

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. Statement No.121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No.121 in the first quarter of 1997 and there was no material impact on the financial statements for the year ended January 31, 1997.

In February 1997, the FASB issued Statement No. 128, Earnings Per Share, which established new standards for computing and presenting earnings per share (EPS). Statement No. 128 is effective for fiscal years ending after December 15, 1997 and will require restatement of prior period EPS. Early adoption is not permitted. The Company does not believe the adoption of Statement No. 128 will have a material effect on EPS as reported in the financial statements.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                          NOTES TO FINANCIAL STATEMENTS


Reclassifications

Certain prior years' amounts have been reclassified to conform to the current year presentation.

3.  STATUS OF OPERATIONS AND LEGAL PROCEEDINGS

Merger

On April 14, 1997 the Company entered into an Agreement and Plan of Merger with Lernout & Hauspie, Speech Products, N.V. (" L&H") a Belgian corporation listed on the Nasdaq National Market (Nasdaq symbol: LHSPF), and a subsidiary of L&H ("L&H USA") pursuant to which L&H USA would be merged into the Company and each outstanding share of the Company's Common Stock will be exchanged for $4.20 in cash and $1.05 in common stock of L&H, subject to adjustment in certain circumstances. The closing of the business combination is subject to certain conditions and approvals, including the approval of the stockholders of the Company.

On April 14, 1997, the Company entered into a Loan Agreement with L&H USA. Pursuant to the terms of a Loan Agreement dated April 14, 1997 (the "Loan Agreement"), L&H USA agreed to loan to the Company up to $1.5 million under a line of credit (the "Loan") to finance the Company's working capital needs, including certain license payments due to Dragon. The Company may, subject to the terms and conditions contained in the Loan Agreement, draw on the line of credit until June 30, 1997. The Loan is evidenced by a line of credit note dated April 14, 1997 in the original principal amount of $1.5 million (the "Note"). The Note bears interest at the "prime rate" as of April 14, 1997 as published in The Wall Street Journal. All outstanding principal and interest under the Note is due and payable in full on October 31, 1997. The Company has drawn down the entire amount of the loan on April 30, 1997. Once repaid, the Loan may not be reborrowed. The Company's obligations under the Loan Agreement and the Note are secured by a security interest in all of its assets.

In consideration for the commitment to make the Loan, the Company issued to L&H USA a warrant to purchase 185,000 shares of the Company's Common Stock at a price of $3.21 per share pursuant to the terms of a common stock warrant (the "Warrant") dated April 14, 1997. The Warrant is immediately exercisable and expires on April 14, 2002 (the "Expiration Date"); provided, that L&H USA's right to exercise the Warrant will expire immediately upon L&H's failure to make the Loan as required in the Loan Agreement or the termination by the Company of the Merger Agreement as a result of L&H USA breach of certain provisions thereof; and, provided, further, that L&H USA may not exercise the Warrant for so long as L&H USA is in default of its obligation to loan funds in accordance with the Loan Agreement and such default is continuing.


Operations

The Company experienced losses and negative cash flows in each of the last three fiscal years. Beginning in 1994, the Company increased research and development staffing and spending to develop new and enhanced products for both the medical and personal computer markets in order to increase revenue. The delay in the delivery of the new and enhanced products and the decrease in revenues from the DOS- based VoiceMED medical products adversely affected fiscal 1996 and fiscal 1997 revenues, and resulted in operating losses which are expected to continue into fiscal 1998, as the Company continues its investment in research and development. The Company delivered new and enhanced products during the second half of fiscal 1997, but there can be no assurance that the Company's new and enhanced products will be purchased in sufficient quantities to materially improve revenues or generate profits.

On May 10, 1996, the Company raised approximately $2.3 million from the private placement of 1,320,050 shares of its Common Stock. In addition, on July 31, 1996, the Company raised approximately $1.6 million from the private sale of Common Stock. There can be no assurances that the May 10, 1996 or July 31, 1996 financing will be sufficient to sustain the Company's operations through all of fiscal 1998. The Company's future capital requirements will depend on many factors, including the progress and scope of its research and development programs. To the extent that the Company is not able to fund its future operations through the sale of its products, the Company will need to obtain additional funds through private or public financing. The Company's inability to obtain an audit opinion on its fiscal 1993 financial statements and its statements of operations, cash flows, and stockholders

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                          NOTES TO FINANCIAL STATEMENTS


equity for fiscal 1994 prevented the Company from seeking public financing in 1994 and 1995. Public financing would be subject to market conditions and other uncertainties, and no assurance can be given that the Company could obtain public financing on acceptable terms, it at all. Either public or private equity financing is likely to result in dilution of the Company's existing stockholders and there can be no assurance that the Company would be able to obtain such additional financing.

As discussed above, if the merger with L&H is not consummated and if additional financing is not obtained as discussed above, the Company will be required to restructure its operations, curtail its spending in research and development, or attempt a merger with another company.

At January 31, 1997, the Company was not in compliance with Nasdaq By-Laws net worth requirements for the continued listing of the Company's Common Stock on the Nasdaq National Market. The Company will request an exemption from Nasdaq for the continued listing of its Common Stock on the Nasdaq National Market pending stockholders approval of the merger with L&H. If an exemption is not granted, the Company will request that it be eligible for re-admission to the Nasdaq National Market without having to comply with the higher initial listing requirements. If the Company is not granted such an exemption and is required to meet the initial or relisting requirements to obtain re-admission to the Nasdaq National Market, it may not qualify for such re-admission for an undetermined period of time. Any delisting of the Company's Common Stock from trading on the Nasdaq National Market may adversely affect the price of the Company's Common Stock.

Legal Proceedings

Class Action Litigation. The Company announced on April 28, 1994 that the Company and its auditors were reviewing certain aspects of the Company's revenue recognition policies and practices and related matters and that the Company expected this review to result in a substantial loss for fiscal 1994. Subsequently, five purported class action lawsuits were filed in the United States District Court for the District of Massachusetts. These lawsuits were purportedly brought by and on behalf of purchasers of the Company's Common Stock pursuant or traceable to the Company's Prospectus dated August 17, 1993 and in the aftermarket through April 28, 1994. These lawsuits were filed against the Company and certain of these also named as defendants, Raymond C. Kurzweil (the Company's former Chairman, Chief Technology Officer and former Co-Chief Executive Officer), Bernard F. Bradstreet (former Co-Chief Executive Officer, President, and Chief Financial Officer and director), and the underwriters of the Company's August 1993 initial public offering of Common Stock, Robertson, Stephens & Co., L.P., Needham & Company, Inc. and the Company's former auditors, Coopers & Lybrand L.L.P.

On April 27, 1995, the Company received final court approval of the agreement to settle the stockholder class action litigation. In accordance with the settlement, the class members and

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                          NOTES TO FINANCIAL STATEMENTS


their counsel received 1,475,827 shares of Common Stock having a value of $7,250,000 based on the average closing price of shares of Common Stock during the five consecutive trading days starting May 19, 1995.. In June 1995, the class members' counsel received their portion of the shares, 442,748 shares in the aggregate. In March 1996, the remaining 1,033,079 shares of Common Stock were distributed to class members. In addition, as part of the settlement, the Company made a cash payment of $250,000, and assigned any claims it may have against its former public accountants, Coopers & Lybrand L.L.P. to the class members. The Company believes these proceedings are now concluded as to the Company's involvement.

SEC Investigation. On June 3, 1994, the Company announced that it had been notified by the Securities and Exchange Commission ("SEC") that it had commenced a formal investigation of the Company. The SEC has requested that the Company provide certain documents concerning possible violations of the federal securities laws in connection with the Company's public reports and financial statements.

Pursuant to the Company's Certificate of Incorporation, and certain of its contractual obligations, the Company may be obligated to indemnify its current and former officers and directors and certain other persons under claims arising from the lawsuits, and to reimburse certain costs incurred by such persons as a result of the lawsuits. Matters relating to the indemnification of and reimbursement of certain costs to former officers involved in the lawsuits may be on-going. Based on the Company's investigation and other facts presented in various legal proceedings, it is the Company's belief that the Company is not responsible for costs incurred by such persons as a result of these lawsuits and legal proceedings. Although there can be no assurances that the Company will not face a loss, an estimate of the possible loss or range of loss, if any, can not be made since the outcome of certain proceedings are not final and, accordingly, no accrual is recorded. It is not expected that the loss, if any, will have a materially adverse effect on the Company.

In fiscal 1994, the Company accrued a liability of $2,000,000 for the expected costs of the restatement of its financial statements, legal costs associated with the shareholder lawsuits, and costs of the SEC investigation and related matters. At January 31, 1995, 1996, and 1997 the accrued liability has a remaining balance of approximately $700,000, $100,000, and $250,000 respectively. The increase in the accrued liability at January 31, 1997 relates to expected costs associated with the Texas litigation described below.

On July 26, 1995, the Company announced that it had entered into a settlement with the SEC. The Company agreed to a consent decree pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the SEC Exchange Act of 1934, whereby the Company agreed to cease and desist from committing or causing any violation of certain enumerated sections of those acts and rules promulgated thereunder. The Company believes that the SEC's investigation of the Company has now been concluded.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

Department of Justice. In August 1994, the Company received a subpoena from the U.S. Department of Justice ("DOJ") to produce documents in connection with a grand jury investigation regarding the irregularities identified in the information filed in the Company's previous press releases and financial statements. The Company was not notified by the DOJ that it was a target or subject of this investigation. On July 26, 1995, the Company announced that the DOJ has concluded its investigation as to the Company without further action.

Texas Litigation. On September 11, 1995, one of the Company's shareholders who elected not to be included in the settlement of the shareholder class action litigation, filed a complaint in Dallas County, Texas. The matter is entitled Caffey v. Kurzweil Applied Intelligence, Inc., et al. Mr. Caffey's complaint asserts that the Company and certain former officers and directors committed fraud and violated Texas state law and unnamed federal securities laws. The Complaint seeks $1,500,000 in damages.

The Company moved the case to the United States District Court for the Northern District of Texas on November 6, 1995. The case was assigned Docket No. 3:95-CV-2660-J. On November 13, 1995, the Company filed an answer to the complaint, which contained an offer of settlement pursuant to which the Company offered to repurchase from Mr. Caffey his 1,000 shares of Company stock at the original price he paid for such shares plus interest and certain attorneys' fees. Mr. Caffey has rejected the Company's offer. This case is in the deposition and pre-trial discovery stage, and although there can be no assurances, the Company does not believe that the outcome will have a material adverse effect on the financial position of the Company.

On April 8, 1997, the Company was served with a complaint in an action entitled
R. E. Thomason General Hospital District v. Kurzweil Applied intelligence, Inc. No. EP-97-CA-129, which is pending in the United States District Court for the Western District of Texas, El Paso Division. The plaintiff seeks approximately $160,000 in actual damages, plus interest, attorneys

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                          NOTES TO FINANCIAL STATEMENTS


fees, and court costs and such other relief as it is entitled to. The complaint arises out of the sale by the Company of a VoiceMED system to the plaintiff in April 1993, which the plaintiff claims failed to perform as warranted. The Company believes that the complaint is without merit and intends to vigorously defend this law suit.

By letter dated April 16, 1997, the Company received a "Notice of Consumer Legal Action, Notice of Class Action and Demand for Remedy" from the "American Justice Center" of Irvine, California notifying the Company and other defendants of a claim under various sections of the California Civil Code, that the Company's VoicePad product does not perform as advertised. The plaintiff demands that the Company recall all VoicePad products sold to date, refund to purchasers their purchase price, reimburse the plaintiff for its legal costs, cease the activities complained of, and otherwise comply with the California Civil Code. The notice and demand was filed in the California Superior Court for the County of Los Angeles and is styled Melanie Shah & all purchasers of VOICEPAD Software, the American Justice Center, et al. Plaintiff(s) v. CompUSA; Best Buy Co., Inc.:
Alpha Software Corp.; SoftQuad international, Inc.: Kurzweil Applied Intelligence, Inc.; Andrea Electronics Corp.; et al. Defendant(s). The plaintiff purports to represent a class consisting of all purchasers of the Company's VoicePad product. The Company believes that the demand is without merit and intends to vigorously defend against this action.

On December 10, 1996, David Earl, the Company's former Vice President of Operations, filed a Complaint in Middlesex Superior Court, Civil Action No. 96-07037, asserting claims against the Company and the Lexington Insurance Company ("Lexington"), an entity that issued a directors and officers insurance policy. The Complaint alleged that the Company breached the Massachusetts Consumer Protection Act (M.G.L. c. 93A) and various contractual duties allegedly owed to Mr. Earl by refusing to indemnify Mr. Earl against claims brought by the United States Attorney's Office, the Securities and Exchange Commission and Mr. Caffey. The Complaint also alleges that the Company improperly refused to permit Mr. Earl to exercise certain stock options and that Lexington breached contractual duties by refusing to reimburse Mr. Earl for costs associated with those claims. Mr. Earl seeks an unspecified amount of damages.

On January 13, 1997, Lexington filed an Answer to the Complaint and asserted cross-claims against the Company, alleging that the policy should be rescinded and that the Company violated M.G.L. c. 93A because it obtained the insurance policy by fraudulent means. Lexington also asserted a claim for common law indemnification, claiming that to the extent Lexington is liable to Mr. Earl, the Company is liable to Lexington.

On January 28, 1997, the Company filed an Answer to Mr. Earl's Complaint and Lexington's cross-claim and asserted counterclaims against Mr. Earl and cross-claims against Lexington. The parties have recently commenced discovery.



4.  INVENTORY

Inventory as of January 31, 1996 and 1997 consisted of:

                                                   1996             1997
                                              -------------    ------------
Purchased parts                                   $338,807        $238,432
Finished goods                                     $59,676        $115,890
                                              -------------    ------------
                                                  $398,483        $354,322
                                              =============    ============

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                          NOTES TO FINANCIAL STATEMENTS


5.  PROPERTY AND EQUIPMENT

Property and equipment as of January 3, 1996 and 1997 consisted of:

                                                       1996             1997
                                                    ------------     -----------
Computer equipment                                   $2,109,455       $2,413,122
Furniture and fixtures                                   45,340           45,340
                                                    ------------     -----------
                                                     $2,154,795       $2,458,462
                                                    ============     ===========
Less accumulated depreciation and amortization        1,230,734        1,737,157
                                                    ------------     -----------
                                                       $924,061         $721,305
                                                    ============     ===========

6.  INTANGIBLE ASSETS AND OTHER LONG-TERM LIABILITIES

On September 23, 1993, the Company and Dragon Systems, Inc. ("Dragon") settled certain patent infringement litigation between the two companies. As part of such settlement, the Company licensed certain Dragon patents related to continuous speech and other aspects of speech recognition technology. The Company paid Dragon $1,331,250 in fiscal 1994, $798,000 in fiscal 1996 and $901,810 in fiscal 1997. Under the terms of this agreement, the Company was committed to make aggregate payments of $5,202,000, including $625,000 in settlement of amounts due for products sold during periods prior to September 23, 1993. The following mandatory payments remain outstanding as of January 31, 1997:


June 1, 1997                                                  1,019,460
June 1, 1998                                                  1,151,523
                                                             -----------
Total                                                        $2,170,983
                                                             ===========


The Company expensed $1,107,600 during each of fiscal 1995, 1996, and 1997. The remaining asset of $369,200 will be amortized on a straight-line basis through May 31, 1997. According to the agreement, the Company, if it chooses not to extend the license, has use of the licensed technology through May 31, 1997.

The Company, at its option, can annually extend the license of the technology through fiscal 2006, at which time the license would be fully paid. Total additional payments during the extension period would approximate $13.5 million. Under the terms of the settlement agreement, the Company may terminate its payment obligations by notifying Dragon in writing, effective one year after the date of the last payment made by the Company prior to the notice of termination, provided that the Company would remain obligated for two additional payments beyond the payments already made by the Company.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                          NOTES TO FINANCIAL STATEMENTS


7.  ACCRUED EXPENSES

Accrued expenses as of January 31, 1996 and 1997 consisted of:

                                                          1996            1997
                                                     -------------   -----------

Deferred revenue                                       $1,238,169       $846,912
Accrued vacation                                          210,366        244,257
Unbilled receipts                                         317,896        314,363
Accrued warranties and customer support                   175,198        175,198
Legal, investigative, and audit restatement costs         100,000        249,706
Other                                                     169,478        270,546
                                                     -------------   -----------
                                                       $2,211,107     $2,100,982
                                                     =============   ===========

8.  COMMITMENTS

The Company leases its headquarters under a non-cancelable operating lease which expires in fiscal 2000. Future non-cancelable minimum payments will be approximately $400,000 in fiscal 1998, $426,000 in fiscal 1999 and $37,000 in fiscal 2000. The Company also has a renewable annual lease on a sales office. For the years ended January 31, 1995, 1996, and 1997, rent expense totaled $512,000, $361,000, and $404,000, respectively.

9.  CAPITAL STOCK

In connection with certain prior year financings, the Company issued warrants to purchase shares of common stock which expire 5 years from their respective issue dates. As of January 31, 1996 and 1997, there remained outstanding warrants to purchase 157,760 and 106,286 shares of common stock at $7.00 per share respectively.

In March 1994, as a result of the exercise of warrants, the Company issued to an existing shareholder 3,000 shares of common stock. The warrants were exercisable at a price of $7.00 per share.

During fiscal 1995, 1996 and 1997, 7,224 shares, 37,104 shares and 47,870 of common stock were issued as a result of the exercise of stock options, respectively. The options were exercisable at a price of $1.50 per share.

On May 10, 1996, the Company received net proceeds of approximately $2,336,000 from the private sale of 1,320,050 shares of common stock to an investment fund.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                          NOTES TO FINANCIAL STATEMENTS


At the Company's Annual Meeting of the Stockholders on June 28, 1996, the stockholders approved a resolution increasing the Company's authorized shares of the Common Stock from 10 million to 15 million shares.

On July 31, 1996, the Company received net proceeds of approximately $1,630,000 from the private sale of 927,500 shares of common stock to accredited investors.

The Company also issued warrants to purchase 224,755 shares of the Company's common stock for $2.00 per share in connection with the 1996 May and July private placements.

The Company also issued to L&H USA a warrant to purchase 185,000 shares of the Company's Common Stock for $3.21 per share in connection with the loan commitment.

10.  STOCK OPTIONS

Pro Forma Stock-based Compensation Plans Expenses

On October 5, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation," which sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB 25 in accounting for its stock-based compensation plans. Had compensation cost for awards in 1996 and 1997 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Company's net loss and loss per share would have been as follows:

Net Loss                                          1996           1997
                                                  ----           ----
         As reported......................     ($2,585,506)   ($4,139,612)
         Pro forma........................      (2,912,587)    (4,689,254)
Loss per share:
         As reported......................           (0.38)         (0.50)
         Pro forma........................           (0.43)         (0.56)


Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to February 1, 1995, the resulting pro forma compensation expense may not be representative of the amount to be expected in future years. Pro forma compensation expense for options granted is reflected over the vesting period, therefore future pro forma compensation expense may be greater as additional options are granted.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                          NOTES TO FINANCIAL STATEMENTS


The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                             1996       1997
                                                             ----       ----

Risk-free interest rate................................      6.9%       7.0%
Expected life of options...............................   9 Years   10 Years
Expected volatility....................................     96.8%      96.8%


The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly sensitive assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Stock Option Plans Activity

In April 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan") under which incentive and non-statutory stock options may be granted to purchase a total of 600,000 common stock. The option price per share and the expiration date are determined by the Compensation Committee of the Board of Directors at the date of grant. Incentive stock options are granted at not less than their fair market value as of the date of grant, and the options generally vest over five years and expire ten years after the date of the grant. Transactions in fiscal 1996 and 1997 under the 1995 Plan are as follows:

                                     Option         Option Price
                                     Shares           Per Share
                                    ---------     ---------------

Granted                              245,750      $2.375 - $5.125
                                                  -
Cancelled                            (29,822)     $2.375 - $5.125
                                    --------
Outstanding at January 31, 1996      215,928      $2.375 - $5.125
Granted                              318,500      $2.375 - $5.125
Cancelled                            (46,321)     $2.375 - $5.125
                                    --------
Outstanding at January 31, 1997      488,107      $2.375 - $5.125
                                    ========
Available for future grant           111,893      $2.375 - $5.125
                                    ========
Exercisable at January 31, 1997       40,838      $2.375 - $5.125
                                    ========

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                          NOTES TO FINANCIAL STATEMENTS


In April 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (the `Director Plan') under which non-statutory stock options are automatically granted to non-employee directors. A total of 100,000 shares of common stock are reserved for issuance under the Director Plan. The option price per share is equal to the fair market value per share of common stock on the date of grant. The option expiration date occurs on the tenth anniversary date of the grant or the first anniversary of the date the optionee ceases to serve as a director of the Company. Transactions in fiscal 1996 and 1997 under the Director Plan are as follows:


                                    Option              Option Price
                                    Shares                Per Share
                                    -------             --------------

Granted                             50,000              2.875 - $4.375
                                    -------
Outstanding at January 31, 1996     50,000              2.875 - $4.375
Granted                             12,000              2.875 - $4.375
                                    -------
Outstanding at January 31, 1997     62,000              2.875 - $4.375
                                    =======
Available for future grant          38,000              2.875 - $4.375
                                    =======
Exercisable at January 31, 1997     56,000              2.875 - $4.375
                                    =======



In April 1992, the Company adopted the 1992 Stock Option Plan (the "1992 Plan") under which incentive and non-statutory stock options may be granted to purchase a total of 150,000 shares of common shares. The option price per share and the expiration date are determined by the Compensation Committee of the Board of Directors at the date of grant. Incentive stock options are granted at not less than their fair market value as of the date of grant and the options vest over a four-year period and expire ten years after the date of grant. In April 1993, stockholders increase the options available under the 1992 Plan to 450,000 shares. Transactions in fiscal 1995, 1996, and 1997 under the 1992 Plan are as follows:

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                          NOTES TO FINANCIAL STATEMENTS


                                           Option          Option Price
                                           Shares            Per Share
                                          ---------      ---------------

Outstanding at January 31, 1994            238,500       $2.437 - $4.125
Granted                                    251,790       $2.437 - $4.125
Exercised                                     (300)      $2.437 - $4.125
Cancelled                                  (96,606)      $2.437 - $4.125
                                          ---------
Outstanding at January 31, 1995            393,384       $2.437 - $4.125
Cancelled                                  (23,905)      $2.437 - $4.125
                                          ---------
Outstanding at January 31, 1996            369,479       $2.437 - $4.125
Cancelled                                  (11,388)      $2.437 - $4.125
                                          ---------
Outstanding at January 31, 1997            358,091       $2.437 - $4.125
                                          =========
Available for future grant                  91,909       $2.437 - $4.125
                                          =========
Exercisable at January 31, 1997             84,577       $2.437 - $4.125
                                          =========


Effective October 19, 1994, the Board of Directors approved the re-pricing of certain stock options issued under the 1992 Plan to $4.125 per share. Of the options than outstanding, options covering 13,780 shares were not re-priced.

In February 1990, the Company adopted the 1990 Stock Option Plan (the "1990 Plan") under which incentive and non-statutory stock options may be granted to purchase a total of 400,000 shares of common stock. In fiscal 1990, the number of shares authorized was increased to 540,000. The option price per share and the expiration date are determined by the Compensation Committee of the Board of Directors at the date of grant. Incentive stock options are granted at not less than their fair market value as of the date of grant, and the options generally vested and exercisable over a four-year period and expire ten years after the date of grant. Transactions in fiscal 1995, 1996 and 1997 under the 1990 Plan are as follows:

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                          NOTES TO FINANCIAL STATEMENTS


                                           Option         Option Price
                                           Shares          Per Share
                                         ----------      -------------

Outstanding at January 31, 1994            500,448       $1.50 - 5.125
     Granted                                70,000       $1.50 - 5.125
     Exercised                             (38,740)      $1.50 - 5.125
     Cancelled                            (149,822)      $1.50 - 5.125
                                         ----------
Outstanding at January 31, 1995            381,886       $1.50 - 5.125
     Granted                               138,000       $1.50 - 5.125
     Exercised                             (35,550)      $1.50 - 5.125
     Cancelled                             (21,512)      $1.50 - 5.125
                                         ----------
Outstanding at January 31, 1996            462,824       $1.50 - 5.125
     Exercised                             (47,870)      $1.50 - 5.125
     Cancelled                             (38,806)      $1.50 - 5.125
                                         ----------
Outstanding at January 31, 1997            376,148       $1.50 - 5.125
                                         ==========
Available for future grant                 163,852       $1.50 - 5.125
                                         ==========
Exercisable at January 31, 1997            248,417       $1.50 - 5.125
                                         ==========



On July 31, 1996 the Board of Directors approved the re-pricing of outstanding options for current employees at $2.437 per share.

Holders of stock options granted under the 1990 Plan forfeited their rights to exercise their stock options granted under the Company's 1984 Stock Option Plan ( the "1984 Plan"). As a result, in fiscal 1990, stock options covering 10,277 shares previously granted and outstanding under the 1984 Plan were canceled.

The 1984 Plan expired by its terms in 1994 . The 1984 Plan provides for the grant of incentive and non-statutory stock options covering a total of 18,975 shares of Common Stock. The option price per share and the expiration date were determined by the Board of Directors at the date of grant. Incentive stock options were granted at not less than their fair value as of the date of grant and the options generally vested ratably over a five-year period and expire ten years after the date of grant.

11.  INCOME TAXES

A reconciliation of the Company's effective tax rate to the statutory federal rate for the years ended January 31 is as follows:

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                          NOTES TO FINANCIAL STATEMENTS


                                                    1995        1996      1997
                                                  --------    --------   -------
Statutory federal rate                            (34.0)%     (34.0)%    34.0)%
State income taxes, net of federal tax benefit        ---         ---       ---
Research and development credit                       ---         ---       ---
Net losses without tax benefit                       11.8        30.9      32.7
Permanent differences                                22.2         3.1       1.3
Change in federal valuation allowance                 ---         ---       ---
                                                  --------    --------   -------
                                                      ---         ---       ---
                                                  ========    ========   =======


Permanent differences are primarily due to non-deductible officer's life insurance, business meals and entertainment expenses and the settlement of the class action litigation.

The Company prospectively adopted the provisions of SFAS 109 as of February 1, 1993. Adoption did not have a material impact on the Company's results of operations or financial position. Due to the uncertainty of realizing the benefit of the deferred tax asset, a valuation allowance has been fully provided.

Deferred tax assets at January 31, 1996 and 1997 consisted of:

                                                               1996            1997
                                                           -------------   --------------

Assets:
     Reserves                                                $1,196,000       $1,325,000
     Federal NOLs                                            16,909,000       18,495,000
     Federal tax credit carryforwards                           900,000          900,000
     State NOLs and tax credits, net of federal benefit       1,398,000        1,398,000
                                                           -------------   --------------
     Total assets                                            20,403,000       22,118,000
Liabilities:
      Capitalized software                                     (796,000)      (1,011,000)
                                                           -------------   --------------
Net deferred tax asset                                       19,607,000       21,107,000
     Valuation allowance                                    (19,607,000)     (21,107,000)
                                                           -------------   --------------
Deferred tax balance                                                 $0               $0
                                                           =============   ==============



At January 31, 1996 and 1997, the Company had federal net operating loss carryforwards of approximately $49,000,000 and $54,000,000, respectively. In addition, at January 31, 1996 and 1997, the Company had federal tax credit carryforwards of approximately $900,000. The net operating loss carryforwards expire during the years 1998 through 2010 and the tax credit carryforwards expire during the years 1998 through 2010. Substantially all of the Company's net

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                          NOTES TO FINANCIAL STATEMENTS


operating loss and tax credit carryforwards are subject to limitation under the provisions of Section 382 of the Internal Revenue Code.

12.  EMPLOYEE BENEFIT PLAN

Effective February 1, 1993, the Company established an elective employee savings plan, the Kurzweil A.I. 401(k) Retirement Plan ("the Plan"). The Plan covers substantially all employees. Contributions to the Plan are made by Plan participants in the investments of their choice. The investments of the Plan consist of mutual funds. Administrative costs paid by the Company were approximately $6,900 and $3,600 in fiscal years 1996 and 1997, respectively. The Company currently does not match employee contributions.

13.  CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, investments and trade receivables. The Company places its cash with high quality credit institutions. At times, cash balances may be in excess of the FDIC insurance limit.

Marketable securities include low risk, non-equity corporate securities and U.S. Government obligations. At January 31, 1996 and 1997, the Company had $501,000, and $982,000 respectively, invested in highly liquid U.S. Government securities and obligations. These securities are susceptible to market value depreciation if certain changes in market conditions occur.

The Company performs on-going credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses.

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                          NOTES TO FINANCIAL STATEMENTS


                                                        Schedule II - Valuation and Qualifying Accounts
                                                              Kurzweil Applied Intelligence, Inc.


--------------------------------------------------------------------------------------------------------------------------------
           COLUMN A                    COLUMN B                       COLUMN C                     COLUMN D         COLUMN E

--------------------------------------------------------------------------------------------------------------------------------
          Description                 Balance at                     Additions                    Deductions       Balance at
                                                                                                                      End
                                                       --------------------------------------                      of Period
                                 Beginning of Period    Charged to Costs    Charged to Other
                                                          and Expenses          Accounts
--------------------------------------------------------------------------------------------------------------------------------
Year Ended January 31, 1997
     Allowance for doubtful
      accounts                         $287,000             $75,000                                $37,000          $325,000

Year Ended January 31, 1996
     Allowance for doubtful
       accounts                        $315,000            $105,000                               $133,000          $287,000

Year Ended January 31, 1995
     Allowance for doubtful
       accounts                        $100,000            $231,000                                $16,000          $315,000



--------------------------------------------------------------------------------------------------------------------------------

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

            Reference is made to the Company's Report on Form 8-K and 8-K/A Amendment No. 1, both dated January 9, 1995.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ;Compliance with Section 16(a) of the Exchange Act.

            The information required by this item regarding the Company's directors is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1997 Annual Meeting of Stockholders under the section captioned "Election of Directors" and "Beneficial Ownership's Reporting Compliance" and is incorporated herein by reference thereto. Information regarding the Company's executive officers is set forth in Part I hereof, above, under the caption "Executive Officers of the Registrant" and is incorporated herein by reference thereto. The information required by these items regarding compliance with Section 16(a) of the Exchange Act is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company 1997 Annual Meeting of Stockholders under the section "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference hereto.

Item 11.    Executive Compensation.

            The information required by this item is included in the Company's Statement to be filed pursuant to Schedule 14A in connection with the Company's 1997 Annual Meeting of Stockholders under the sections captioned "Directors' Compensation" and "Executive Compensation" and is incorporated herein by reference thereto.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

            The information required by this item is included in the Company's Statement to be filed pursuant to Schedule 14A in connection with the Company's 1997 Annual Meeting of Stockholders under the section captioned "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference thereto.

Item 13.      Certain Relationships and Related Transactions.

            The information required by this item is included in the Company's Statement to be filed pursuant to Schedule 14A in connection with the Company's 1997 Annual Meeting of Stockholders under the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions is incorporated herein by reference thereto.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.

(a)   Documents Filed as Part of this Report.

      1. Financial Statements

        Report of Independent Accountants.

        Balance Sheets at January 31, 1996 and 1997.

        Statement of Operations for the years ended January 31, 1995, 1996 and 1997.

        Statements of Changes in Stockholders' Equity for the years ended January 31,1995, 1996 and 1997.

        Statements of Cash Flows for the years ended January 31, 1995, 1996 and 1997.

        Notes to Financial Statements

      2. Financial Statements Schedules for the fiscal years ended January 31, 1997, 1996, and 1995:

         Schedule II - Valuation and Qualifying Accounts

         Financial statement schedules other than the one listed above are omitted because they are either not required, not applicable, or the required information is shown in the financial statements or notes thereto.

      3.  Exhibits

          Exhibit
          Number                                     Description
          ------                                     -----------

          2.1# Agreement and Plan of merger, dated April 14, 1997, by and among Lernout & Hauspie Speech Products, N.V., Trappist Acquisition Corp. and the Registrant (incorporated by reference from the Registrant's Current Report on Form 8-K dated April 24, 1997).

          3.1# Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from the Registrant's registration statement on Form S-1 (File No. 33-48103)).

          3.2# Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant's registration statement on Form S-1 (File No. 33-48103)).

          4.1# Form of Common Stock Certificate (incorporated by reference from the Registrant's registration statement on Form S-1 (File No. 33-48103)).

          10.1*# 1992 Stock Option Plan of the Registrant (incorporated by reference from the Registrant's registration statement on Form S-1 (File No. 33-48103)).

          10.2*# 1990 Stock Option Plan of the Registrant (incorporated by reference from the Registrant's registration statement on Form S-1 (File No. 33-48103)).

          10.3*# 1984 Stock Option Plan of the Registrant (incorporated by reference from the Registrant's registration statement on Form S-1 (File No. 33-48103)).

          10.4+# Distribution Agreement, dated September 30, 1992, by and between Registrant and EMSA Limited Partnership (incorporated by reference from the Registrant's registration statement on Form S-1 (File No. 33-48103)).

          10.5# Lease Agreement as amended, dated September 2, 1983, by and between the Registrant and Duffy Brothers Construction, Inc. as amended on October 1, 1989, October 14, 1988 and November 30, 1990 (incorporated by reference from the Registrant's registration statement on Form S-1 (File No. 33-48103)).

          10.6# Form of Invention, Non-Disclosure and Non-Competition Agreement (incorporated by reference from the Registrant's registration statement on Form S-1 (File No. 33-48103)).

          10.7# Form of System Maintenance Agreement (incorporated by reference from the Registrant's registration statement on Form S-1 (File No. 33-48103)).

          10.8# Form of Terms and Conditions of Sale (incorporated by reference from the Registrant's registration statement on Form S-1 (File No. 33-48103)).

          10.9# Form of Software License Agreement (incorporated by reference from the Registrant's registration statement on Form S-1 (File No. 33-48103)).

          10.10+# Agreement with a contract period between April 1, 1993 and March 31, 1994, by and between the Registrant and the General Services Administration (incorporated by reference from the Registrant's registration statement on Form S-1 (File No. 33-48103)).

          10.11# Amendment No. 4, dated December 1, 1992, to Lease Agreement, dated September 2, 1983, as amended, by and between the Registrant and Duffy Brothers Construction Inc. (incorporated by reference from the Registrant's registration statement on Form S-1 (File No. 33-48103)).

          10.12# Stock Purchase Warrant of Xerox Corporation to purchase 621,592 shares of Series B Convertible Preferred Stock, dated September 10, 1991 (incorporated by reference from the Registrant's registration statement on Form S-1 (File No. 33-48103)).

          10.13# Stock Purchase Warrant of Phemus Corporation to purchase 371,060 shares of Series B Convertible Preferred Stock, dated September 10, 1991 (incorporated by reference from the Registrant's registration statement on Form S-1 (File No. 33-48103)).

          10.14# Settlement and Patent Cross-License Agreement between Kurzweil Applied Intelligence, Inc. and Dragon Systems, Inc. dated September 23, 1993 (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended October 31, 1993).

          10.15# Agreement on Licensing of Certain Patents of Dragon Systems, Inc. and Cross-Licensing of Future Patents of Dragon Systems, Inc. and the Registrant between the Registrant and Dragon Systems, Inc. dated September 23, 1993 (incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended October 31, 1993).

          10.16* Employment Agreement dated November 1, 1994 between the Registrant and Thomas E. Brew, Jr. (incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995).

          10.17* Placement Agent Agreements, Warrant Purchase Agreements, Financial Consulting Agreement (from 1996 Private Placement incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1996)

          10.18* Letter Agreement dated March 24, 1997 between the Registrant and Thomas E. Brew, Jr.

          10.19* Change in Control Agreement dated February 14, 1997 between the Registrant and Thomas B. Doherty.

          10.20* Change in Control Agreement dated February 14, 1997 between the Registrant and Mark Flanagan.

          10.21 Stock Option Agreement dated April 14, 1997 between the Registrant and Lernout & Hauspie Speech Products, N.V. (incorporated by reference from the Registrant's Current Report on Form 8-K dated April 24, 1997).

          10.22 Loan Agreement dated April 14, 1997 between the Registrant and Lernout & Hauspie Speech Products. N. V. (incorporated by reference from the Registrant's Current Report on Form 8-K dated April 24, 1997).

          10.23 Common Stock Purchase Warrant dated April 14, 1997 issued by the Registrant to Lernout & Hauspie Speech Products, n. V. (incorporated by reference from the Registrant's Current Report on Form 8-K dated April 24,
                         1997)

          10.24 Promissory Note in the amount of $1,500,000 dated April 14, 1997 (incorporated by reference from the Registrant's Current Report on Form 8-K dated April 24,
                         1997).

          10.25 Security Agreements dated April 14, 1997 between the Registrant and Lernout 7 Hauspie Speech Products, N.V. (incorporated by reference from the Registrant's Current Report on Form 8-K dated April 24, 1997).

          11++           Computation of Earnings Per Share.

          23.1           Consent of Arthur Andersen LLP

          23.2           Consent of Ernst & Young LLP

          99.1# Press Release of the Registrant dated April 19, 1995 (incorporated by reference from the Registrant's Current Report on Form 8-K dated April 19, 1995).

          99.2# Press Release of the Registrant dated April 27, 1995 (incorporated by reference from the Registrant's Current Report on Form 8-K dated April 27, 1995).

          99.3# Press Release of the Registrant dated April 15, 1997 (incorporated by reference from the Registrant's Current Report on Form 8-K dated April 24, 1997).

                             ----------------------







++Filed herewith.

* This exhibit is a compensatory plan or arrangement in which one or more executive officers or directors of the Registrant participate.

# Incorporated herein by reference as noted.

+ Confidential treatment granted as to certain portions.
-------------------------------------------

 (b)  Reports on Form 8-K
      No reports on Form 8-K were filed during the Company's fourth fiscal quarter ended January 31, 1997.






































VoiceMED(R), VoiceEM(R), VoiceRAD(R), and VoicePATH(R) are registered trademarks and VoiceCATH(TM), VoiceDIALYSIS(TM), Kurzweil VOICE(TM), Kurzweil VOICE(TM) for Windows, Kurzweil VoiceReport(TM), VoiceEM(R)/Nursing, VoiceORTHO(TM), VoiceGI(TM), VoiceBI(TM), and VoiceMRI(TM), and KBEdit(TM) are trademarks of the Company.

MS-DOS(R) and Windows(R) are trademarks of Microsoft(R) Corporation, WordPerfect(R) is a trademark of Novell, Inc., Pentium(TM) is a trademark of Intel Corporation and RS/6000(TM) is a trademark of International Business Machines Corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Kurzweil Applied Intelligence, Inc.
                                   (Registrant)

                          By:  /s/ Thomas E. Brew. Jr.
                               -----------------------
                                   Thomas E. Brew, Jr.
                                   President & Chief Executive Officer


                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of Thomas E. Brew, Jr., Thomas B. Doherty and Roger M. Barzun jointly and severally his true and lawful attorneys-in-fact and agent with full powers of substitution for him and in his name, place and stead in any and all capacities to sign on his behalf, individually and in each capacity stated below and to file any and all amendments to this Annual Report on Form 10-KSB with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                                   Title/Capacity                                        Date

                                              Chairman of the Board, Chief Executive Officer
  /s/ Thomas E. Brew, Jr.                     (principal executive officer)                              April 30, 1997
--------------------------------              and Director
Thomas E. Brew, Jr.

  /s/ Thomas B. Doherty                       Vice President, Treasurer & Chief Financial Officer        April 30, 1997
--------------------------------              (principal financial and accounting officer)
Thomas B. Doherty

  /s/ Raymond C. Kurzweil                     Chief Technical Officer and Director                       April 30, 1997
--------------------------------
Raymond C. Kurzweil

  /s/ Steven F. Kaplan                        Director                                                   April 30, 1997
--------------------------------
Steven F. Kaplan




  /s/ William R. Lonergan                     Director                                                   April 30, 1997
--------------------------------
William R. Lonergan

  /s/ David R. A. Steadman                    Director                                                   April 30, 1997
--------------------------------
David R. A. Steadman

  /s/ James W. Storey                         Director                                                   April 30, 1997
--------------------------------
James W. Storey