Form 10KSB40/A
period 1997-01-31
KURZWEIL APPLIED INTELLIGENCE INC /DE/
filed 1997-05-29
CIK 769191

                                 FORM 10-KSB/A
                               (Amendment No. 1)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended January 31, 1997

                                       OR

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from  ____________________ to________________________

Commission file number:    0-20256


                      KURZWEIL APPLIED INTELLIGENCE, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                       04-2815079
     State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization                        Identification No.)

        411 Waverley Oaks Road
        Waltham, Massachusetts                                   02154
(Address of principal executive offices)                       (Zip code)


Registrant's telephone number, including area code:  (617) 893-5151

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                    Common Stock, $0.01  par value per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                       -------    -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Issuer's revenues for its most recent fiscal year: $8,547,000

At April 15, 1997 the aggregate market value of the voting stock held by non-affiliates of the registrant was $25,907,330.

At April 15, 1997, the registrant had 9,085,760 shares of its common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None
                                                           Page No. 1 of 11

                                    PART III

Item 10.  Directors And Executive Officers of The Registrant

The following sets forth the name and age of each director and executive officer of the Company, his positions and offices with the Company, his period of service with the Company and his business experience for at least the past five years, and with respect to directors, their present principal occupation and other directorships held in public companies.

Directors

The Bylaws of the Company provide that the number of directors shall be determined from time to time by the stockholders or the Board of Directors, but that there shall be no less than three directors. There are currently six directors.


     Name                                                  Age   Director Since
     ----                                                  ---   --------------
     Thomas E. Brew, Jr. .................................  54        1994
     Steven F. Kaplan.....................................  41        1995
     Raymond C. Kurzweil..................................  49        1982
     William R. Lonergan..................................  72        1984
     David R. A. Steadman.................................  59        1995
     James W. Storey......................................  63        1995

    --------

  Mr. Brew. Mr. Brew served as Acting Co-Chief Executive Officer and President of the Company from May 1994 until November 1994 when he was elected President, Chief Executive Officer and a director. In June 1995 he was elected Chairman of the Board of Directors. Prior to joining the Company, Mr. Brew was a founder and had served since 1988 as Executive Vice President of Argus Management Corporation, a firm which provides interim management services in crisis situations.

  Mr. Kaplan. Mr Kaplan has been Executive Vice President and Chief Financial Officer of The Coleman Company, Inc., a diversified manufacturer of outdoor recreation and hardware products, since August 1996. From 1993 to August 1996 he was an independent financial and strategy consultant, assisting companies, buy-out firms and venture capital firms to identify, assess, structure and negotiate mergers, acquisitions, strategic investments and divestitures as well as helping firms develop and implement business plans and financial strategies. During 1994, Mr. Kaplan served as Chief Financial Officer of Marcam Corporation, a software company, and from 1990 to 1992, he was Executive Vice President, Chief Financial Officer and Chief Strategic Officer of AM International, Inc., a graphics art equipment and supplies company. Prior thereto, Mr. Kaplan was Senior Vice President, Chief Strategic Officer of AM International and President of Harris Graphics Web Group, a manufacturing division of AM International. Before joining AM International, Mr. Kaplan was a Vice President and partner of the Boston Consulting Group.

  Mr. Kurzweil. Mr. Kurzweil is a founder of the Company and has been Chief Technology Officer since its inception in 1982. From 1982 until 1995 he was also Chairman of the Board of Directors. He served as Chief Executive Officer from 1982 to 1991 and as Co-Chief Executive Officer from 1991 to November 1994. Mr. Kurzweil serves as a director of Wang Laboratories, Inc. and as Chairman of its Strategy and Technology Committee.

  Mr. Lonergan. Mr. Lonergan was a general partner of Oxford Partners, a venture capital partnership, from 1983 to 1995. Prior to 1983, he was with Xerox Corporation for eight years, most recently as Vice President Business Development. Mr. Lonergan serves as a director of Zitel Corporation, a memory systems company, Dataware Technologies, Inc. a CD ROM software company and Medical Sterilization, Inc.

  Mr. Steadman. Mr. Steadman has been President of Atlantic Management Associates, Inc., a management services firm since 1988. From 1990 to 1994, Mr. Steadman served as President and Chief Executive Officer of Integra--A Hotel and Restaurant Company, and from 1987 to 1988, as Chairman and Chief Executive Officer of GCA Corporation, a manufacturer of automated semiconductor capital equipment. From 1980 to 1987 Mr. Steadman was a Vice President of Raytheon Company, a defense electronics manufacturer, and served in various management positions, most recently as President of its venture capital division. Mr. Steadman is Chairman of the Board of Directors of Technology Service Group, Inc., a manufacturer of high technology pay telephone components and Wahlco Environmental Systems, Inc., a manufacturer of environmental conditioning systems. He is also a director of Aavid Thermal Technologies, Inc., which manufactures thermal management products and produces computational fluid dynamics software, and Vitronics Corporation, a manufacturer of reflow soldering ovens.

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

Executive Officers

Executive Officers are elected by the Board of Directors and serve until they resign or are removed by the Board. The Company's executive officers who served as such during fiscal 1997 are as follows:


   Name                             Age  Position
   ----                             ---  --------
Thomas E. Brew, Jr. ..............  54   Chairman of the Board of Directors
                                         President, Chief Executive Officer

Thomas B. Doherty.................  38   Chief Financial Officer, Vice President
                                         of Finance and Treasurer

Mark D. Flanagan..................  44   Executive Vice President

W. Francis Ganong.................  44   Vice President, Research

Raymond C. Kurzweil...............  49   Chief Technology Officer

John J. Scarcella.................  42   Vice President of Sales

The business experience of Messrs. Brew and Kurzweil is set forth above under the listing of directors of the Company.

  Mr. Doherty. Mr. Doherty became the Company's Vice President of Finance, Treasurer and Chief Financial Officer on November 1, 1994. He had been serving as Acting Chief Financial Officer of the Company since May 23, 1994. Prior thereto, Mr. Doherty had been a financial consultant at Argus since 1988.

  Mr. Flanagan. Mr. Flanagan joined the Company in January 1993 and was elected Vice President of Business Development in May 1993. Mr. Flanagan was elected Executive Vice President in June 1994. Prior to joining the Company, Mr. Flanagan served as President and Chief Executive Officer of Lotus Publishing Corporation, a subsidiary of International Data Group, Inc. from 1991 to 1992. Mr. Flanagan also worked at Lotus Development Corporation from 1988 to 1991 in various positions including President of Lotus Publishing Corporation and Vice President of Corporate Marketing from 1988 to 1989.

  Mr. Ganong. Mr. Ganong joined the Company in 1982 and became Vice President, Research in May 1993. Mr. Ganong was formerly Director of Research. Mr. Ganong holds a Ph.D. and is a graduate of MIT and Harvard.

  Mr. Scarcella. Mr. Scarcella joined the Company in 1985 as a Sales Manager for its Mid-Atlantic territory. Prior to being elected Vice President of Sales in September 1995, he served as Vice President of National Accounts and Government Operations.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities ("Insiders") to file reports of ownership and certain changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of those reports.

  Based solely on a review of those reports and amendments thereto furnished to the Company during its most recent fiscal year or written representations by Insiders that no Forms 5 were required to be filed, the Company believes that during the fiscal year ended January 31, 1997, all Section 16(a) filing requirements applicable to Insiders were satisfied.

Item 11.  Executive Compensation.

This item contains information about compensation, stock options grants, employment arrangements and other matters concerning certain of the executive officers and the directors of the Company.

Summary Compensation Table


  The following table sets forth the compensation the Company paid or accrued for services rendered in fiscal years ended January 31, 1997, 1996 and 1995 by the Chief Executive Officer and the four other most highly compensated executive officers of the Company whose compensation exceeded $100,000 in fiscal 1997 and who were serving at the end of the 1997 fiscal year.

                                                                   Long Term Compensation
                                    Annual Compensation                    Awards
                          ---------------------------------------- -----------------------
                                                                   Securities
                                                    Other Annual   Underlying  All Other
Name and Principal        Fiscal Salary(1)  Bonus  Compensation(2)  Options   Compensation
Position                   Year     ($)      ($)         ($)         (#)(3)       ($)
------------------        ------ --------- ------- --------------- ---------- ------------
Thomas E. Brew, Jr.(4)..   1997   300,000   50,000       --         300,000       --
 Chairman, President &     1996   250,000  100,000       --             --        --
 Chief Executive Officer   1995    62,500   25,000       --         250,000       --

Thomas B. Doherty(5)....   1997   136,500      --        --          80,000       --
 Vice President, Chief     1996   134,394      --        --          10,000       --
 Financial Officer &       1995    32,500      --        --          50,000       --
 Treasurer

Mark D. Flanagan(6).....   1997   175,000   50,000       --          80,000       --
 Executive Vice            1996   175,000   50,000       --          10,000       --
 President                 1995   160,833   38,333       --          20,000       --

Raymond C. Kurzweil(7)..   1997   103,984      --        --          50,000       --
 Chief Technology          1996   172,791      --        --             --        --
 Officer                   1995   180,999      --        --             --        --

John J. Scarcella(8)....   1997   193,828      --        --          34,520       --
 Vice President, Sales     1996   171,300      --        --          31,000       --

--------
(1) Includes sales commissions.

(2) Excludes perquisites and other personal benefits if the aggregate amount of such items of compensation is less than the lesser of either $50,000 or 10% of the total annual salary and bonus of the named executive officer.

(3) Effective July 31, 1996 the Compensation Committee voted to reduce the exercise price per share of employee stock options, the exercise price of which was in excess of the per share market value of the Company's common stock ("Common Stock") on that date ($2.437) to that per share market value if the optionee agreed to amend each of his or her option agreements so that the portion of the re-priced option that was vested at April 30, 1996 would cease to be vested and would then vest in two substantially equal installments on July 31, 1997 and July 31, 1998. Under the rules and regulations of the Securities and Exchange Commission, the re-priced option shares are deemed to have been granted on the date of the re-pricing. See "Report on Ten Year Option Re-Pricings."

(4) Mr. Brew joined the Company in the fourth quarter of fiscal 1995. Of the number of shares shown as underlying options granted in fiscal 1997, 250,000 shares are covered by options granted in prior years which were re-priced in July 1996 (see footnote 3, above).

(5) Mr. Doherty joined the Company in the fourth quarter of fiscal 1995. Of the number of shares shown as underlying options granted in fiscal 1997, 60,000 shares are covered by options granted in prior years which were re-priced in July 1996 (see footnote 3, above).

(6) Of the number of shares shown as underlying options granted in fiscal 1997, 60,000 shares are covered by options granted in prior years which were re-priced in July 1996 (see footnote 3, above).

(7) Mr. Kurzweil's salary in fiscal 1997 reflects employment on a 35% basis and in fiscal 1996 and fiscal 1995 reflects employment on a 75% basis. The number of shares shown as underlying options granted in fiscal 1997 are shares covered by options granted in prior years which were re-priced in July 1996 (see footnote 3, above).

(8) Mr. Scarcella became an executive officer of the Company in fiscal 1996. The number of shares shown as underlying options granted in fiscal 1997 are shares covered by options granted in prior years which were re-priced in July 1996 (see footnote 3, above).

Option Grants In The Last Fiscal Year

  The following table sets forth certain information with respect to stock options granted to each of the Company's executive officers named in the Summary Compensation Table during the fiscal year ended January 31, 1997. For purposes of this table, options re-priced on July 31, 1996 are considered under Securities and Exchange Commission regulations to have been re-granted on that date. Accordingly, the information under the columns entitled "Number of Securities Underlying Options," "Percent of Total Options Granted to Employees in FY 1997," and "Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term" are all computed on that basis. The expiration dates of the re-priced options were not affected by the re-pricing.

                                       Individual Grants
                          -------------------------------------------
                                                                       Potential Realizable
                                      Percent Of                         Value At Assumed
                                        Total                          Annual Rates Of Stock
                                       Options                        Price Appreciation For
                          Number Of   Granted To                          Option Term(3)
                          Securities Employees In Exercise            -----------------------
                          Underlying  FY 1997(1)  Price(2) Expiration      5%          10%
          Name             Options       (%)        ($)       Date         ($)          ($)
          ----            ---------- ------------ -------- ----------    -------      -------
Thomas E. Brew, Jr.        250,000*      24.6      2.437    10/19/04     300,567      724,300
 **(4)..................    50,000        4.9      2.437    10/19/04      60,113      144,860

Thomas B. Doherty           50,000*       4.9      2.437    10/19/04      60,113      144,860
 **(5)..................    10,000*       1.0      2.437    04/18/05      12,913       31,553
                            20,000        1.9      2.437    05/13/06      29,818       75,097

Mark D. Flanagan **(6)..    30,000*       2.9      2.437    06/21/03      29,214       67,880
                            20,000*       1.9      2.437    10/19/04      24,045       57,944
                            10,000*       1.0      2.437    04/18/05      12,913       31,553
                            20,000        1.9      2.437    05/13/06      29,818       75,097

Raymond F. Kurzweil(7)..    50,000*       4.9      2.437    12/18/02      44,525      102,052

John J. Scarcella(8)....     3,520*       0.3      2.437    12/31/02       3,154        7,238
                             6,000*       0.6      2.437    04/18/05       7,748       18,932
                            25,000*       2.4      2.437    09/07/05      34,070       84,165

--------

 * These options were granted in prior years, but were re-priced in July 1996. See footnote 2, below.
** In the event of a change in control of the Company the options of Messrs. Brew, Doherty and Flanagan become exercisable in full. A change in control for purposes of the option agreements will occur if the Merger is consummated. See Item 1. "General" and "Employment Agreements, Termination of Employment and Change-in-Control Arrangements," below.

(1) Based on a total of 1,012,646 shares of which (i) 322,000 shares are subject to options granted to employees in the fiscal year ended January 31, 1997, plus (ii) 690,646 shares subject to options granted in prior years that were re-priced in July 1996. See footnote 2, below.

(2) The original exercise price per share of each option was equal to the market value on the date of grant. Effective July 31, 1996, the exercise price per share was reduced to $2.437, the closing price per share of Common Stock on the Nasdaq National Market on that date. These re-pricings were part of a Company-wide re-pricing of options authorized by the Compensation Committee of the Board of Directors on July 31, 1996. Optionees who elected the re-pricing of their options were required, in consideration, to agree to the amendment of their re-priced options so that shares vested as of April 30, 1996 would cease to be so vested and instead would vest in two substantially equal installments on July 31, 1997 and July 31, 1998. See "Report on Ten-Year Option Re-Pricings," below.

(3) The potential realizable value is calculated based on the term of the option at its date of grant (or in the case of re-priced options, the date of re-pricing) by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option. However, the optionee will not actually realize any benefit from the option unless the market value of Common Stock exceeds the option exercise price at the time of exercise.

(4) The option to purchase 50,000 shares was granted to Mr. Brew in May 1996 pursuant to his November 1994 Employment Agreement to offset the percentage dilutive effects of the shares issued in connection with the settlement of stockholder litigation pending against the Company in 1994. See "Employment Agreements, Termination of Employment and Change-in-Control Arrangements," below. As a result of the re-pricing of options in July 1996 (see footnote 2, above), Mr. Brew's options to purchase 150,000 shares vest in equal quarterly installments on the last day of each calendar quarter, commencing June 30, 1996, and options to purchase 150,000 shares vest in two equal installments on July 31, 1997 and July 31, 1998.

(5) As a result of the re-pricing of options in July 1996 (see footnote 2, above), Mr. Doherty's options to purchase 53,000 shares vest in equal quarterly installments on the last day of each fiscal quarter, commencing July 31, 1996, and options to purchase 27,000 shares vest in two equal installments on July 31, 1997 and July 31, 1998.

(6) As a result of the re-pricing of options in July 1996 (see footnote 2, above), Mr. Flanagan's options to purchase 52,285 shares vest in equal quarterly installments on the last day of each fiscal quarter, commencing July 31, 1996, and options to purchase 27,715 shares vest in two equal installments on July 31, 1997 and July 31, 1998.

(7) As a result of the re-pricing of options in July 1996 (see footnote 2, above), Mr. Kurzweil's options to purchase 15,000 shares vest in equal quarterly installments on the last day of each fiscal quarter, commencing July 31, 1996, and options to purchase 35,000 shares vest in two equal installments on July 31, 1997 and July 31, 1998.

(8) As a result of the re-pricing of options in July 1996 (see footnote 2, above), Mr. Scarcella's options to purchase 1,056 shares vest in equal quarterly installments on the last day of each calendar quarter, commencing June 30, 1996; options to purchase 30,053 shares vest in equal quarterly installments on the last day of each fiscal quarter, commencing July 31, 1996; and options to purchase 3,411 shares vest in two equal installments on July 31, 1997 and July 31, 1998.




























Aggregated Option Exercises In The Last Fiscal Year And Fiscal Year-End Option Values

  The following table sets forth for each of the Company's executive officers named in the Summary Compensation Table certain information regarding stock options held at January 31, 1997. No executive officer named in the Summary Compensation Table exercised any options during fiscal 1997. The "Value of Unexercised In-the-Money Options at Fiscal Year End" is the difference between the closing market price of the Common Stock as reported on the Nasdaq National Market on January 31, 1997 ($3.875 per share) and the option exercise price.

                            Number Of Securities              Value Of Unexercised
                           Underlying Unexercised                 In-The-Money
                         Options At Fiscal Year End       Options At Fiscal Year End($)
                         ------------------------------   --------------------------------
   Name                  Exercisable     Unexercisable     Exercisable      Unexercisable
   ----                  -------------   --------------   --------------   ---------------
Thomas E. Brew, Jr. ....     75,000          225,000         107,850           323,550

Thomas B. Doherty.......     14,000           66,000          20,132            94,908

Mark D. Flanagan........     11,857           68,143          17,050            97,989

Raymond F. Kurzweil.....    158,768           42,500         370,046            61,115

John J. Scarcella.......      7,266           29,919          12,946            43,042

Report On Ten-Year Option Re-Pricings

  The following table sets forth all re-pricings of options held by current executive officers of the Company since August 1993 when the Company became a reporting company pursuant to Section 13(a) or 15(d) of the Exchange Act. In all cases, the new exercise price was equal to the price set forth under the column entitled "Market Price of Underlying Securities At Time of Re-Pricing."

                                                                                      Length Of
                                                                                   Original Option
                                        Number Of  Market Price                         Term
                                       Securities  Of Underlying                    Remaining At
                                       Underlying  Securities At Exercise Price At   Date Of Re-
                         Date Of Re-   Options Re-  Time Of Re-     Time Of Re-        Pricing
   Name And Position       Pricing      Priced(#)   Pricing($)      Pricing($)      (In Years)(#)
   -----------------     -----------   ----------- ------------- ----------------- ---------------
Thomas E. Brew, Jr. ....  07/31/96(1)    250,000       2.437           4.125             8.2
 Chairman, President &                    50,000       2.437           4.500             8.2
 Chief Executive Officer

Raymond C. Kurzweil.....  10/19/94(2)     50,000       4.125           9.00              8.2
 Chief Technology         07/31/96        50,000       2.437           4.125             6.4
 Officer

Thomas B. Doherty.......  07/31/96        50,000       2.437           4.125             8.2
 Vice President, Chief                    10,000       2.437           5.125             8.7
 Financial Officer &                      20,000       2.437           4.500             9.8
 Treasurer

Mark D. Flanagan........  10/19/94(2)     30,000       4.125           9.00              8.7
 Executive Vice           07/31/96        30,000       2.437           4.125             6.9
 President                                20,000       2.437           4.125             8.2
                                          10,000       2.437           5.125             8.7
                                          20,000       2.437           4.500             9.8

John J. Scarcella.......  10/19/94(2)      3,520       4.125           9.00              8.2
 Vice President, Sales    07/31/96         3,520       2.437           5.125             6.4
                                           6,000       2.437           5.125             8.7
                                          25,000       2.437           4.125             9.1

W. Francis Ganong.......  10/19/94(2)      4,800       4.125           9.00              8.2
 Vice President,          07/31/96         4,800       2.437           4.125             6.4
 Research                                 10,000       2.437           5.125             8.7
                                           7,500       2.437           4.500             9.8

--------
(1) The option re-pricing of July 31, 1996 was carried out in connection with the sale of approximately 2.24 million aggregate shares of Common Stock pursuant to two private placements in May 1996 and July 1996, which the Compensation Committee believes had a dilutive effect on the Company's stock price. Optionees who elected the re-pricing of their options were required, in consideration, to agree to the amendment of their re-priced options so that shares vested as of April 30, 1996 would cease to be so vested and instead would vest in two substantially equal installments on July 31, 1997 and July 31, 1998. All but nine eligible employees elected to re-price some or all of their options.

(2) The option re-pricing of October 19, 1994 was carried out in connection with the formation of a new management team in late 1994. At that time the Company was suffering from the actions of certain members of prior management (all of whom have left the Company) that had resulted in the improper recording of revenues and the erroneous recording of capitalization costs. In anticipation of Messrs. Brew and Doherty commencing full-time employment with the Company and the granting of options to them in that connection, the Compensation Committee decided that it was appropriate to re-price all options with an exercise price of $9.00 per share (held by a total of 52 optionees) as an inducement to them to remain with the Company and to assist it in achieving a financial recovery.

              The Compensation Committee:    David R. A. Steadman
                                             William R. Lonergan
                                             James W. Storey


Employment Agreements, Termination Of Employment And Change-In-Control Arrangements

  Mr. Brew is employed pursuant to an employment agreement dated as of November 1, 1994, as amended in March, 1997, which provides for (i) the payment of a salary of $250,000, $300,000 and $350,000 for the twelve-month periods ending November 1, 1995, 1996 and 1997, respectively; (ii) the payment of bonuses of $100,000 and $50,000 for the twelve-month periods ending November 1, 1995 and 1996, respectively; and (iii) the granting in 1994 of a ten-year option vesting in quarterly installments over a five-year period to purchase 250,000 shares of Common Stock and an additional option grant to offset the percentage dilutive effects of shares issued in connection with the settlement of stockholder litigation then pending against the Company. In May 1996 the Company granted to Mr. Brew this offset option to purchase 50,000 shares of Common Stock with the same vesting schedule and expiration date as the option granted in 1994. The employment agreement also provides that in the event of the termination of Mr. Brew's employment by reason of the expiration of the agreement on November 1, 1997, or if prior to expiration of the agreement his employment is terminated without cause, or a change in control of the Company occurs, the Company will pay Mr. Brew one year's salary in a lump sum on the effective date of such termination, expiration or change in control and provide him current benefits until November 1, 1997 or for one year from the date of such termination, expiration or change in control, whichever period is longer. In addition, in the event of a change in control Mr. Brew's options become fully exercisable. A change in control will occur for purposes of these agreements if the Merger described in Item 1. under the heading "General" is consummated.

  Messrs. Doherty and Flanagan have entered into agreements with the Company providing that in the event of a change in control the Company will pay Mr. Doherty $68,000 and Mr. Flanagan $225,000, respectively, in a lump sum on the effective date of the change in control and will continue to provide each of them with current benefits for a period of one year thereafter. In addition, their stock options by their terms become fully exercisable in the event of a change in control. A change in control will occur for purposes of these agreements if the Merger described in Item 1. under the heading "General" is consummated.

  In addition, all unexercised options held by non-employee directors of the Company immediately vest in the event the Merger is consummated.


Report Of The Compensation Committee On Executive Compensation

  This report has been prepared by the Compensation Committee (the "Committee") of the Board of Directors and addresses the Company's compensation policies with respect to the Chief Executive Officer and executive officers in general for the fiscal year ended January 31, 1997. Each member of the Committee is a non-employee director.

Compensation Policy

  The overall intent of the Committee in respect of executive officers is to establish levels of compensation that provide appropriate incentives in order to command high levels of individual performance and thereby increase the value of the Company to its stockholders, and that are sufficiently competitive to retain and attract the skills required for the success and profitability of the Company. The principal components of executive compensation are salary, bonus and stock options. During fiscal 1997, the Company did not have a formal compensation or bonus plan.

Chief Executive Officer's Compensation

  The Chief Executive Officer's compensation for fiscal 1997 was based on a written employment agreement that was negotiated and entered into in November 1994 and subsequently amended in March, 1997. See "Employment Agreements, Termination of Employment and Change-in-Control Arrangements," above. The Chief Executive Officer's compensation was determined to be appropriate by the members of the Committee at such time based on the financial and legal difficulties that the Company had experienced; the expertise and responsibility that the position requires; the Chief Executive Officer's management experience in prior employment, particularly with respect to troubled companies; and the subjective judgment of the Committee members of a reasonable compensation level.

Other Executive Officers

  Salary. During fiscal 1997, the salary of each executive officer other than the Chief Executive Officer was based on prior salary level (in the case of long-term employees), any increase during the year in responsibilities, and the subjective judgment of the members of the Committee as to the value of the executive's past contribution and potential future contribution to the profitability of the business. In the case of Mr. Doherty, Vice President, Chief Financial Officer and Treasurer, who joined the Company in November 1994, salary was based on his prior financial and accounting experience, (in particular his experience with financially troubled companies), and on terms designed to induce him to join the Company as a full-time employee. In all cases, Committee members exercised their subjective judgment as to what constitutes a compensation level that is fair and calculated to retain the executive in the Company's employ.

  Bonuses. Kurzweil has no formal bonus program. A bonus was paid to one executive officer (other than the Chief Executive Officer) based on an informal agreement with the officer made in 1994.

  Stock Options. The Committee believes that stock ownership by executive officers is important in aligning management's and stockholders' interests in the enhancement of stockholder value over the long term. The exercise price of stock options is equal to the market price of the Common Stock on the date of grant. The stock option grants made to executive officers in fiscal 1997 were made based on the subjective judgment of the Committee members of the appropriate recognition for services to the Company during the 1997 fiscal year and prior years. For a discussion of the decision by the Committee in fiscal 1997 to offer optionees, including executive officers, the opportunity to reduce the price of their options, see "Report on Ten-Year Option Re-Pricings," above.

  Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code (enacted in 1993) generally disallows a tax deduction to public companies for compensation over $1 million paid to its chief executive officer and its four other most highly compensated executives. The Company's compensation payable to any one executive officer (including potential income from outstanding stock options) in any one tax year is unlikely to reach that threshold. Qualifying, performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Committee currently intends to structure stock option grants to executive officers in a manner that complies with the performance-based requirements of the statute.

The Compensation Committee:  David R. A. Steadman
                             William R. Lonergan
                             James W. Storey

Compensation Committee Interlocks And Insider Participation

  Decisions concerning executive compensation are made by the Compensation Committee of the Board of Directors, which during fiscal 1997 consisted of Messrs. Steadman, Lonergan and Storey, none of whom is or was an officer or employee of the Company or any of its subsidiaries. During fiscal 1997, no executive officer of the Company served as a director or member of a compensation committee of any entity with which any director of the Company had any relationship as a director or officer.

Performance Graph

  The following graph assumes an investment of $100 on August 17, 1993 (the date the Common Stock was first registered under Section 12 of the Exchange Act) and compares yearly changes thereafter through January 31, 1997 with (i) the Nasdaq Market Index for U.S. Companies (a broad market index) and (ii) the Nasdaq Computer and Data Processing Services Stocks (a published industry index).

                       [PERFORMANCE GRAPH APPEARS HERE]


                                    August 17, 1993    January 31, 1994    January 31, 1995    January 31, 1996     January 31, 1997
Kurzweil Applied Intelligence, Inc      $100.00             $130.00              $53.00              $38.00               $38.75

Nasdaq Computer & Data Processing
 Service Stocks                         $100.00             $110.00             $124.00             $198.00              $265.00

Nasdaq Market Index                     $100.00             $109.00             $104.00             $146.00              $191.00

  The performance of the indices is shown on a total return (dividend reinvestment) basis; however, the Company paid no dividends during the period shown. The graph lines connect the beginning and end of the measuring periods and do not reflect fluctuations between those dates. The price of the Common Stock during the period shown is not necessarily indicative of its future performance.

  The Performance Graph and the Report of the Compensation Committee on Executive Compensation in this Annual Report on Form 10-KSB are not and shall not be deemed incorporated by reference into any filings of the Company with the Securities and Exchange Commission by implication or by any reference in any such filings to this Annual Report on Form 10-KSB.

Directors' Compensation

  Directors who are employees of the Company receive no compensation for services as members of the Board. Directors who are not employees of the Company receive $1,000 in the aggregate for Board and committee meetings they attend on a given day. All directors are reimbursed for out-of-pocket expenses incurred in attending meetings.

  Nonemployee directors of the Company also receive "formula" stock option grants under the Company's 1995 Nonemployee Director Stock Option Plan (the "Director Plan") approved by stockholders on June 20, 1995. Each non-employee director serving at that date received a fully-vested option to purchase 10,000 shares of Common Stock (the "Initial Grants") and is automatically granted an additional option to purchase 3,000 shares of Common Stock on each anniversary of that date so long as he is then serving as a non-employee director. Each non-employee director first elected to the Board of Directors after June 20, 1995 automatically receives an option to purchase 3,000 shares of Common Stock on the date of his or her election and, so long as he or she is then serving as a non-employee director, an additional option to purchase 3,000 shares of Common Stock on each anniversary of that date. All options under the Director Plan are granted at an exercise price per share equal to the market value of a share of Common Stock on the date of grant. Except for the Initial Grants, all options vest as to one-half the shares six months after the grant date, and as to an additional one-quarter of the shares at nine months and twelve months after the grant date.

Item 12.  Security Ownership of Certain Beneficial Holders and Management.

  The following tables set forth certain information regarding beneficial ownership of the Company's common stock ("Common Stock") at April 15, 1997 (i) by each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) by each director; (iii) by the executive officers named in the Summary Compensation Table in Item 11. above; and (iv) by all directors and executive officers as a group. The numbers and percentages are based on 9,085,760 shares of Common Stock outstanding on April 15, 1997 and assume, for each person or group listed, the exercise of all warrants and stock options held by such person or group that are exercisable within 60 days of April 15, 1997, in accordance with Rule 13d-3(d)(1) of the Exchange Act, but not the exercise of such stock options or warrants owned by any other person. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to the shares of Common Stock shown as beneficially owned by them.

Security Ownership Of Certain Beneficial Holders

                                                        Number Of
      Name And Address                                  Shares Of     Percentage
      Of Beneficial Owner                              Common Stock    Of Class
      -------------------                              ------------   ----------
   Special Situations Fund, L.P. .....................  1,445,050(1)    15.90%
    153 East 53rd Street
    New York, NY 10020

   Xerox Corporation..................................    876,121(2)     9.60%
    800 Long Ridge Road
    Stamford, Connecticut 06904

   WisdomTree Capital Management, Inc. ...............    737,200(3)     8.11%
    WisdomTree Offshore, Ltd.
    WisdomTree Associates, L.P.
    1633 Broadway, 38th Floor
    New York, NY 10019


Security Ownership Of Management

                                          Number Of Shares
        Name Of Beneficial Owner          Of Common Stock    Percentage Of Class
        ------------------------          ----------------   -------------------
Thomas E. Brew, Jr. .....................     101,000(4)            1.10%

Thomas B. Doherty........................      19,866(5)              *

Mark D. Flanagan.........................      15,809(6)              *

Raymond C. Kurzweil......................     167,934(7)            1.82%

John J. Scarcella........................       9,420(8)              *

Steven F. Kaplan.........................      12,250(9)              *

William R. Lonergan......................      12,250(9)              *

David R. A. Steadman.....................      12,250(9)              *

James W. Storey..........................      18,250(10)             *

All Directors and Executive Officers as a
 Group (10 Persons)......................     396,254(11)         4.19%

--------
  *  Represents holdings of less than one percent.

 (1) Special Situations Fund L.P. purchased 1,320,050 of these shares on May 9, 1996 and the balance on April 15, 1997.

 (2) Excludes 168,222 shares owned by Fuji Xerox Co., Ltd. as to which Xerox disclaims beneficial ownership, and includes 53,143 shares issuable on the exercise of currently exercisable warrants to purchase Common Stock.

 (3) According to a Form 13D dated February 4, 1997 and filed by WisdomTree Capital Management, Inc., WisdomTree Offshore, Ltd. and WisdomTree Associates, L.P., WisdomTree Capital Management, Inc. has shared voting and dispositive power as to 475,700 of these shares, and WisdomTree Offshore, Ltd. has shared voting and dispositive power as to 261,500 of these shares. The foregoing entities may be deemed to be a group under applicable securities laws, but the entities disclaim group membership.

 (4) Includes 100,000 shares subject to purchase under stock options exercisable within 60 days of April 15, 1997 at a price of $2.437 per share.

 (5) Includes 18,666 shares subject to purchase under stock options exercisable within 60 days of April 15, 1997 at a price of $2.437 per share.

 (6) These shares are subject to purchase under stock options exercisable within 60 days of April 15, 1997 at a price of $2.437 per share.

 (7) Includes 161,268 shares subject to purchase under stock options exercisable within 60 days of April 15, 1997 at prices ranging from $1.50 to $2.437 per share. Mr. Kurzweil disclaims beneficial ownership of the following shares included in this number: (i) 466 shares held in an irrevocable trust (of which Mr. Kurzweil is a trustee and has sole voting and investment power) for the benefit of Mr. Kurzweil's children, mother, sister and his sister's children; (ii) 1,066 shares held in an irrevocable trust for the benefit of Mr. Kurzweil's children; (iii) 2,133 shares held in a separate irrevocable trust for the benefit of Mr. Kurzweil's wife; (iv) 133 shares held in a separate irrevocable trust for the benefit of Mr. Kurzweil's sister; and (v) 1,066 shares held directly by Mr. Kurzweil's wife.

 (8) Includes 9,320 shares subject to purchase under stock options exercisable within 60 days of April 15, 1997 at prices ranging from $1.50 to $2.437 per share.

 (9) These shares are subject to purchase under stock options exercisable within 60 days of April 15, 1997 at prices ranging from $2.875 to $4.375 per share.

(10) Includes 12,250 shares subject to purchase under stock options exercisable within 60 days of April 15, 1997 at prices ranging from $2.875 to $4.375 per share.

(11) Includes 378,356 shares subject to purchase under stock options exercisable within 60 days of April 15, 1997 at prices ranging from $1.50 to $4.375 per share.

Item 13.  Certain Relationships and Related Transactions.

  On May 9, 1996, the Company sold 1,320,050 shares of its common stock at a purchase price of $2.00 per share in a private placement to Special Situations Fund, L.P., which thereby became a 5% or greater stockholder of the Company yielding net proceeds to the Company of approximately $2,376,000. See Item 12., above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       KURZWEIL APPLIED INTELLIGENCE, INC.



Date:  May 29, 1997                        By:    /s/ Thomas E. Brew, Jr.*
                                              ------------------------------
                                           Thomas E. Brew, Jr.
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                 Title                        Date


  /s/ Thomas E. Brew, Jr.*     Chairman of the Board of Directors   May 29, 1997
----------------------------   President & Chief Executive Officer
    Thomas E. Brew, Jr.



                               Chief Financial Officer              May 29, 1997
                               Vice President of Finance &
/s/ Thomas B. Doherty*         Treasurer (principal accounting and
----------------------------   financial officer)
Thomas B. Doherty



/s/ Raymond C. Kurzweil*       Chief Technology Officer             May 29, 1997
----------------------------   Director
Raymond C. Kurzweil



/s/ Steven F. Kaplan *                                              May 29, 1997
----------------------------   Director
Steven F. Kaplan



/s/ William R. Lonergan*                                            May 29, 1997
----------------------------   Director
William R. Lonergan



/s/ David R. A. Steadman*                                           May 29, 1997
----------------------------   Director
David R. A. Steadman



/s/ James W. Storey *                                               May 29, 1997
----------------------------  Director
James W. Storey



*By:  /s/ Roger M. Barzun
    ------------------------
   Roger M. Barzun
   Attorney-in-fact

                                     -11-