Form 10QSB
period 1997-04-30
KURZWEIL APPLIED INTELLIGENCE INC /DE/
filed 1997-06-16
CIK 769191

Securities and Exchange Commission

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1997

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

           For the transition period from _______________ to ______________

                         Commission file number 0-20256
                                                -------

                       KURZWEIL APPLIED INTELLIGENCE, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                         04-2815079
--------------------------------------------------------------------------------
(State or other jurisdiction of               RS Employer Identification Number)
incorporation or organization)

             411 Waverley Oaks Road, Waltham, Massachusetts (02154)
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (617) 893-5151
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

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


As of April 30, 1997, there were 9,085,760 shares of Common Stock outstanding.


    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            Exhibit index on Page 16

                                    1 of 16

                       KURZWEIL APPLIED INTELLIGENCE, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                                            Page

Part I   -  Financial Information

        Item 1.        Financial Statements

                       Balance Sheets as of April 30, 1997 and January 31, 1997             3

                       Statements of Operations for the Three Month Period
                       Ended April 30, 1997 and 1996                                        4

                       Statements of Cash Flows for the Three Month Period
                       Ended April 30, 1997 and 1996                                        5

                       Notes to Condensed Financial Statements                              6

        Item 2.        Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                            10

Part II  -  Other Information

        Item 1.        Legal Proceedings                                                    14
        Item 6.        Exhibits and Reports on Form 8-K                                     14

Signatures                                                                                  15

Exhibit Index                                                                               16


                                    2 of 16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                            CONDENSED BALANCE SHEETS
                                    Unaudited
                                 (in thousands)

                                                                 April 30,       January 31,
                                                                   1997             1997
                                                              --------------   -------------

ASSETS
Current assets:
       Cash and cash equivalents                                       $824            $457
       Marketable securities available for sale                                         982
       Trade accounts receivable, less allowances of
        $310,000 and $325,000 at April 30, 1997 and
        January 31, 1997, respectively                                2,319           2,158
       Inventory                                                        325             354
       Other current assets                                             229             187
                                                              --------------   -------------
               Total current assets                                   3,697           4,138
Property and equipment, net                                             667             721
Intangible assets                                                       410             678
Capitalized software development costs, net                           2,745           2,532
Other assets                                                            104             104
                                                              --------------   -------------
                       Total assets                                  $7,623          $8,173
                                                              ==============   =============

LIABILITIES
Current liabilities:
       Accounts payable                                              $1,287          $1,115
       Accrued expenses                                               1,884           2,100
       Current portion of other long-term liabilities                 1,019           1,019
                                                              --------------   -------------
               Total current liabilities                              4,190           4,234
Other long-term liabilities                                           1,152           1,152
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 1,000,000 shares
   authorized; none issued and outstanding
Common stock, $.01 par value; 15,000,000 shares
   authorized  9,085,760 and 9,061,880 shares issued
   and outstanding at April 30, 1997 and
   January 31, 1997, respectively                                        91              91
Additional paid-in capital                                           66,774          66,727
Accumulated deficit                                                 (64,584)        (64,031)
                                                              --------------   -------------
       Total stockholders' equity                                     2,281           2,787
                                                              --------------   -------------
               Total liabilities and stockholders' equity            $7,623          $8,173
                                                              ==============   =============


    The accompanying notes are an integral part of the financial statements.


                                    3 of 16

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    Unaudited
                  (in thousands, except for per share amounts)

                                                         Three Months Ended
                                                              April 30,
                                                    ----------------------------
                                                        1997           1996
                                                    -------------  -------------
Revenues:
       Product and license revenue                        $2,006         $1,238
       Maintenance revenue                                   443            472
                                                    -------------  -------------
Total revenues                                             2,449          1,710
                                                    -------------  -------------
Operating costs and expenses:
       Cost of product, license and maintenance              991            880
        revenue
       Sales and marketing                                   940            950
       Research and development                              733            678
       General and administrative                            350            532
                                                    -------------  -------------
Total operating costs and expenses                         3,014          3,040
                                                    -------------  -------------
Operating loss                                              (565)        (1,330)
Interest income                                                12             30
Other income, net                                                              6
                                                    -------------  -------------
Net loss                                                   ($553)       ($1,294)
                                                    =============  =============
       Net loss per common share                          ($0.06)        ($0.19)
                                                    =============  =============
       Weighted average number of common
          shares outstanding                           9,069,930      6,774,430
                                                    =============  =============



     The accompanying notes are an integral part of the condensed financial statements.


                                    4 of 16

                       KURZWEIL APPLIED INTELLIGENCE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                 (in thousands)


                                                            Three Months Ended April 30,
                                                           ------------------------------
                                                               1997           1996
                                                           ------------    ----------
Cash flows from operating activities:
     Net loss                                                    ($553)      ($1,294)
     Adjustments to reconcile net loss to net cash
      (used in) operating activities:
     Depreciation                                                  121           141
     Amortization                                                  601           428
     Change in operating assets and liabilities:
        (Increase) in accounts receivable                         (161)         (173)
        Decrease  (increase) in inventory                           29            (4)
        (Increase) in other assets                                 (56)         (124)
        Increase in accounts payable                               172           306
        (Decrease) increase in accrued expenses
           and other liabilities                                  (217)          144
                                                           ------------    ----------
     Net cash  (used in) operating activities                      (64)         (576)
                                                           ------------    ----------
Cash flows from investing activities:
     Sale of marketable securities available for
      sale                                                         982           501
     Payments for property and equipment, net                      (67)          (78)
     Capitalized software development costs                       (531)         (515)
                                                           ------------    ----------
     Net cash provided by (used in) investing                      384           (92)
      activities                                           ------------    ----------

Cash flows from financing activities:
     Payments on capital lease
      obligations                                                                (12)
     Proceeds from issuance of capital stock, net                   47            37
                                                           ------------    ----------
     Net cash provided by financing activities                      47            25
                                                           ------------    ----------
Net increase (decrease) in cash                                    367          (643)
Cash and cash equivalents, beginning of period                     457         2,084
                                                           ------------    ----------
Cash and cash equivalents, end of period                          $824        $1,441
                                                           ============    ==========


The accompaying notes are an integral part of the condensed financial statements



                                    5 of 16

                          KURZWEIL APPLIED INTELLIGENCE
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

For purposes of this Form 10-QSB, all references to "Fiscal 1998" mean the fiscal year of Kurzweil Applied Intelligence, Inc. (the "Company") ending January 31, 1998. All references to "Fiscal 1997" mean the Company's fiscal year ended January 31, 1997.

The accompanying condensed unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's 1997 Annual Report on Form 10-KSB for the fiscal year ended January 31, 1997.

2.    MERGER

On April 14, 1997, the Company entered into an Agreement and Plan of Merger with Lernout & Hauspie Speech Products, N.V. (" L&H") a Belgian corporation listed on the Nasdaq National Market (Nasdaq symbol: LHSPF), and a subsidiary of L&H pursuant to which the L&H subsidiary would be merged into the Company and each outstanding share of the Company's Common Stock will be exchanged for $4.20 in cash and $1.05 in common stock of L&H, subject to adjustment in certain circumstances. The closing of the business combination is subject to certain conditions and approvals, including the approval of the stockholders of the Company.

Pursuant to the terms of a Loan Agreement dated April 14, 1997 (the "Loan Agreement"), a subsidiary of L&H ("the L&H subsidiary") agreed to loan to the Company up to $1.5 million under a line of credit (the "Loan") to finance the Company's working capital needs, including certain license payments due to Dragon Systems, Inc. The Company may, subject to the terms and conditions contained in the Loan Agreement, draw on the line of credit until June 30, 1997. The Loan is evidenced by a line of credit note dated April 14, 1997 in the original principal amount of $1.5 million (the "Note"). The Note bears interest at a rate of 8.5% per annum. On May 2, 1997, the Company drew down the full amount of the loan. All outstanding principal and interest under the Note is due and payable in full on October 31, 1997. Once repaid, the Loan may not be reborrowed. The Company's obligations under the Loan Agreement and the Note are secured by a security interest in all of its assets.

                                    6 of 16

In consideration for the commitment to make the Loan, the Company issued to the L&H subsidiary a warrant to purchase 185,000 shares of the Company's Common Stock at a price of $3.21 per share pursuant to the terms of a common stock warrant (the "Warrant") dated April 14, 1997. The Warrant is immediately exercisable and expires on the earlier occurrence of the consummation of the merger or April 14, 2002.

3.    LEGAL PROCEEDINGS

Litigation On September 11, 1995, one of the Company's shareholders who elected not to be included in the shareholder class action litigation against the Company, which was subsequently settled in April of 1995, filed a complaint in Dallas County, Texas against the Company and certain of its current and former directors and officers. The matter is entitled Caffey v. Kurzweil Applied Intelligence, Inc. et.al. The complaint asserts that the defendants committed fraud and violated Texas state law and unnamed federal securities laws. The shareholder seeks $1,500,000 in damages as a result of his purchase of 1,000 shares of the Company's Common Stock.

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

By letter dated April 16, 1997, the Company received a "Notice of Consumer Legal Action, Notice of Class Action and Demand for Remedy" from the "American Justice Center" of Irvine, California notifying the Company and other defendants of a claim under various sections of the California Civil Code that the Company's VoicePad product does not perform as advertised. The plaintiff demands that the Company recall all VoicePad products sold to date, refund to purchasers their purchase price, reimburse the plaintiff for its legal costs, cease the activities complained of, and otherwise comply with the California Civil Code. The notice and demand was filed in the California Superior Court for the County of Los Angeles and is styled Melanie Shah & all purchasers of VOICEPAD Software, the American Justice Center, et al. Plaintiff(s) v. CompUSA; Best Buy Co. Inc.; Alpha Software Corp.; SoftQuad International, Inc.; Kurzweil Applied Intelligence, Inc.; Andrea Electronics Corp.; et al. Defendant(s).

                                    7 of 16

The plaintiff purports to represent a class consisting of all purchasers of the Company's VoicePad product. The Company believes that the demand is without merit and intends to vigorously defend against this action.

On December 10, 1996, David Earl, the Company's former Vice President of Operations, filed a complaint in Middlesex Superior Court in Massachusetts, Civil Action No. 96-07037, asserting claims against the Company and the Lexington Insurance Company ("Lexington"), an insurer that issued an insurance policy as to the directors and officers of Kurzweil. The complaint alleged that the Company breached the Massachusetts Consumer Protection Act (M.G.L.c.93A) and various contractual duties allegedly owed to Mr. Earl by refusing to indemnify Mr. Earl against claims brought by the United States Attorney's Office, the Securities and Exchange Commission and Mr. Caffey. The complaint also alleges that the Company improperly refused to permit Mr. Earl to exercise certain stock options and that Lexington breached contractual duties by refusing to reimburse Mr. Earl for costs associated with those claims. Mr. Earl seeks and unspecified amount of damages.

On January 13, 1997, Lexington filed and Answer to the complaint and asserted cross-claims against the Company, alleging that the policy should be rescinded and that the Company violated M.G.L.c.93A because it obtained the insurance policy by fraudulent means. Lexington also asserted a claim for common law indemnification, claiming that to the extent Lexington is liable to Mr. Earl, the Company is liable to Lexington.

On January 28, 1997, the Company filed an Answer to Mr. Earl's complaint and Lexington's cross-claim and asserted counterclaims against Mr. Earl and cross-claims against Lexington. The parties have recently commenced discovery.

Nasdaq Regulatory Requirements

At April 30, 1997, the Company was not in compliance with the Nasdaq net worth requirements for the continued listing of the Company's Common Stock on the Nasdaq National Market. On May 28, 1997, the Nasdaq Stock Market notified the Company that the Company's Common Stock would be delisted from the Nasdaq National Market effective with the opening of business on June 4, 1997. The Company requested an oral hearing from Nasdaq to reconsider such determination and the Company's Common Stock will continue to be listed and traded on the Nasdaq National Market pending the outcome of the hearing or if the merger is consummated prior to such hearing. On June 11, 1997, Nasdaq notified the Company that a hearing will be held on July 17, 1997. If the merger is not consummated and as a result of the hearing Nasdaq determines to delist the Company's Common Stock from the Nasdaq National Market, the Company may not again qualify for listing on the Nasdaq National Market for an undetermined period of time. Any delisting of the Company's Common Stock from trading on the Nasdaq National Market may adversely affect the price thereof.

                                    8 of 16

4.    INTANGIBLE ASSETS AND OTHER LONG-TERM LIABILITIES

On September 23, 1993, the Company and Dragon Systems, Inc. ("Dragon") settled certain patent infringement litigation between the two companies. As part of such settlement agreement, the Company licensed certain Dragon patents related to continuous speech and other aspects of speech recognition technology. The Company paid Dragon $1,331,250 in fiscal 1994, $798,000 in fiscal 1996 and $901,810 in Fiscal 1997. Under the terms of this agreement, the Company was committed to make aggregate payments of $5,202,000 including $625,000 in settlement of amounts due for products sold during periods prior to September 23, 1993. The following mandatory payments remain outstanding as of April 30, 1997:

June 1, 1997                                            $1,019,460
June 1, 1998                                             1,151,523
                                                   ---------------
Total                                                   $2,170,983
                                                   ===============


The Company expensed $1,107,600 during fiscal year 1997, and will amortize the remaining asset of $92,300 on a straight-line basis through May 31, 1997, at which time the Company will decide whether or not to extend the license for a 1 year term. The Company expensed $276,900 relating to the Dragon agreement for the three months ended April 30, 1997. According to the agreement, the Company, if it chooses not to extend the license, has use of the licensed technology through June 28, 1997. The final payment will then be made in Fiscal 1999.

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

5.    CAPITAL STOCK

On April 14, 1997, the Company entered into a Loan Agreement with the L&H subsidiary. In consideration for the commitment to make the Loan, the Company issued to the L&H subsidiary a warrant to purchase 185,000 shares of the Company's Common Stock at a price of $3.21 per share pursuant to the terms of a common stock warrant (the "Warrant") dated April 14, 1997. The Warrant is immediately exercisable and expires on the earlier occurrence of the consummation of the merger or April 14, 2002.


                                    9 of 16

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


RESULTS OF OPERATIONS

Total Revenues. The Company's total revenues consist of revenue from the sale and licensing of Company products and revenue from maintenance contracts.

         Revenues for the three months ended April 30, 1997 totaled $2,449,000, 43% higher than the $1,710,000 of revenue in the same period of the prior year. The increase in revenue was largely a result of increased sales of the Kurzweil VOICE for Windows products. Included in revenue for the period ended April 30, 1996 was $400,000 in licensing fees from a customer for the Kurzweil VOICE for Windows product.

         Maintenance revenue for the three month period ended April 30, 1997 decreased to $443,000 from $472,000 in the same period of the prior year. This decrease was largely a result of a decline in customer maintenance renewals.

Cost of Product, License and Maintenance Revenue. Cost of product, license and maintenance revenue includes hardware costs, manufacturing overhead, system replacement parts associated with maintenance contracts, third party software royalties and license fees, and amortization of capitalized software.

         Cost of product, license and maintenance revenue for the three months ended April 30, 1997 totaled $991,000 or 40% of total revenues, compared to $880,000 or 51% of total revenues in the same period of the prior year. The decrease in cost of product, license and maintenance revenue as a percentage of total revenues was largely a result of an increase in the higher margin, "software only" sales, as compared to the same period of the prior year, particularly relating to the product sales of Kurzweil VOICE for Windows.

Sales and Marketing Expenses. Sales and marketing expenses include the costs for marketing, selling and supporting the Company's products.

         Sales and marketing expenses decreased to $940,000 for the three months ended April 30, 1997 from $950,000 in the same period of the prior year, representing 38% and 55% of total revenues, respectively. The decrease in sales and marketing expenses as a percentage of total revenues is attributable to the higher revenue recorded for the period ended April 30, 1997.

Research and Development Expenses. Research and development expenditures consist principally of personnel costs, allocated facility costs, and associated equipment amortization and depreciation. A portion of the total research and development expenditures are capitalized in accordance with Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be


                                    10 of 16

Sold, Leased or Otherwise Marketed," the amortization of which is included in cost of product, license and maintenance revenue.

         Total research and development expenses, net of capitalization, for the three month period ended April 30, 1997 increased to $733,000 or 29% of total revenues, compared to $678,000 or 39% of total revenues in the same period of the prior year. The increase was primarily the result of expenses related to the increased staffing of the research and development group. The Company has continued its commitment to the development and enhancement of new products and technology. The research and development group including technical documentation personnel totaled 67 people at April 30, 1997, as compared to 57 at the end of April of the prior year.

General and Administrative Expenses. General and administrative expenses include those costs associated with general corporate needs and administrative functions.

         General and administrative expenses decreased to $350,000 for the three months ended April 30, 1997 from $532,000 in the same period of the prior year, representing 14% and 31% of total revenues, respectively. For the three month period ended April 30, 1996, the Company recorded a $200,000 reserve relating to a potential obligation under its indemnification agreement with David Earl, the Company's former Vice President of Operations. (See Note 3 "Legal Proceedings" of Notes to Condensed Financial Statements.)

Income Taxes. At January 31, 1997, the Company had federal net operating loss carryforwards of approximately $54,000,000. In addition, at January 31, 1997, the Company had federal tax credit carryforwards of approximately $900,000. The net operating loss carryforwards and the tax credit carryforwards expire during the years 1998 through 2010. Substantially all of the Company's net operating loss and tax credit carryforwards are subject to limitation under the provisions of Section 382 of the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1997, the Company's principal source of liquidity was cash and cash equivalents of $824,000, as compared to cash and cash equivalents of $1,439,000 at January 31, 1997.

The Company's operating activities used cash of $64,000 for the three months ended April 30, 1997. The Company will be required to pay $1,019,000 to Dragon by June 30, 1997 as part of the patent cross license agreement. (See Note 4 "Intangible Assets and Other Long - Term Liabilities" of Notes to Condensed Financial Statements.)

At April 30, 1997 the Company had a working capital deficit of $493,000 as compared to a working capital deficit of $97,000 at January 31, 1997. The increase in the deficit is primarily the result of the Company's need to fund its continued operating losses and other commitments.


                                    11 of 16

On April 14, 1997, the Company entered into an Agreement and Plan of Merger with Lernout & Hauspie Speech Products, N.V. (" L&H") a Belgian corporation listed on the Nasdaq National Market (Nasdaq symbol: LHSPF), and a subsidiary of L&H pursuant to which the L&H subsidiary would be merged into the Company and each outstanding share of the Company's Common Stock will be exchanged for $4.20 in cash and $1.05 in common stock of L&H, subject to adjustment in certain circumstances. The closing of the business combination is subject to certain conditions and approvals, including the approval of the stockholders of the Company.

Pursuant to the terms of a Loan Agreement dated April 14, 1997 (the "Loan Agreement"), a subsidiary of L&H ("the L&H subsidiary") agreed to loan to the Company up to $1.5 million under a line of credit (the "Loan") to finance the Company's working capital needs, including certain license payments due to Dragon. The Company may, subject to the terms and conditions contained in the Loan Agreement, draw on the line of credit until June 30, 1997. The Loan is evidenced by a line of credit note dated April 14, 1997 in the original principal amount of $1.5 million (the "Note"). The Note bears interest a rate of 8.5% per annum. On May 2, 1997, the Company drew down the full amount of the loan.. All outstanding principal and interest under the Note is due and payable in full on October 31, 1997. Once repaid, the Loan may not be reborrowed. The Company's obligations under the Loan Agreement and the Note are secured by a security interest in all of its assets.

The longer term financial stability of the Company is dependent on its ability to consummate the merger, achieve profitable operations and, if necessary, obtain additional financing. The Company's future capital requirements will depend on many factors, including the progress and scope of its research and development programs and the level and profitability of sales. To the extent that the Company is not able to fund its future operations through the sale of its products, the Company will need to obtain additional funds through private or public financing. There is no assurance that the Company can obtain such additional financing. If the Company requires additional financing, or additional financing is not obtained, or the Company fails to consummate the merger, the Company will likely be required to restructure its operations, curtail its spending in research and development, or attempt a merger or other strategic alliance with another company. Public financing would be subject to market conditions and other uncertainties, and no assurance can be given that the Company could obtain public financing at any time. Either public or private equity financing is likely to result in dilution of the Company's existing stockholders.

At April 30, 1997, the Company was not in compliance with the Nasdaq net worth requirements for the continued listing of the Company's Common Stock on the Nasdaq National Market. On May 28, 1997, the Nasdaq Stock Market notified the Company that the Company's Common Stock would be delisted from the Nasdaq National Market effective with the opening of business on June 4, 1997. The Company requested an oral hearing from Nasdaq to reconsider such determination and the Company's Common Stock will continue to be listed and traded on the Nasdaq National Market pending the outcome of the hearing or if the merger is consummated prior to such hearing. On June 11, 1997, Nasdaq notified the Company that a hearing will be held on July 17, 1997. If the merger is not consummated and as a result of the hearing Nasdaq


                                    12 of 16
determines to delist the Company's Common Stock from the Nasdaq National Market, the Company may not again qualify for listing on the Nasdaq National Market for an undetermined period of time. Any delisting of the Company's Common Stock from trading on the Nasdaq National Market may adversely affect the price thereof.

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

The Company believes that its operating results could vary significantly from quarter to quarter. The Company's revenues in any quarter are substantially dependent on orders booked and shipped in that quarter. The timing of revenue receipts is influenced by a number of factors, including: the timing of individual orders and shipments of its products, customer buying patterns, changes and delays in product development, and the amount and timing of sales and marketing expenditures. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed in the short-term, variations in revenues can cause significant fluctuations in operating results from quarter to quarter and may result in anticipated quarterly earnings shortfalls or losses.

Cautionary Statement

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involves risk and uncertainties. In particular, statements contained herein, which are not historical facts (including, but not limited to statements concerning anticipated operating expense levels and such expense levels relative to the Company's total revenues and expected losses) are "forward-looking statements." The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to the factors discussed above as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors, and others, are discussed from time to time in the Company's Securities and Exchange Commission filings.


                                    13 of 16

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Footnote 3 of Notes to the Condensed Financial Statements for a description of certain litigation and other legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         Exhibit No.                       Description


         27                Financial Data Schedule (EDGAR Filing only)


(b) Reports on Form 8-K. During the first quarter of fiscal 1998, the following report on Form 8-K was filed:

         Date:             April 14, 1997

         Item Reported:    Item 5. Other Events (Execution of a Merger Agreement
                           and related agreements)

         No financial statements were filed with the foregoing report.


                                    14 of 16

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date June 13, 1997               KURZWEIL APPLIED INTELLIGENCE, INC.



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


                                    15 of 16

                                  EXHIBIT INDEX


Exhibit No.                        Description                           At Page
-----------                        -----------                           -------


    27             Financial Data Schedule (EDGAR Filing only)


                                    16 of 16